Form 10-Q
period 2021-06-30
INSTRUCTURE HOLDINGS, INC.
filed 2021-08-18
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40647

Instructure Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4325548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6330 South 3000 East, Suite 700

Salt Lake City, UT 84121

(Address of principal executive offices, including zip code)

(800) 203-6755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INST	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 18, 2021, there were 138,500,000 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,200	$146,212
Accounts receivable—net	144,103	47,315
Prepaid expenses	22,069	12,733
Deferred commissions	8,141	6,663
Assets held for sale	—	57,334
Other current assets	3,513	3,083
Total current assets	248,026	273,340
Property and equipment, net	9,953	11,289
Right-of-use assets	20,524	26,904
Goodwill	1,185,820	1,172,395
Intangible assets, net	693,621	755,349
Noncurrent prepaid expenses	3,964	6,269
Deferred commissions, net of current portion	17,399	16,434
Other assets	5,528	6,651
Total assets	$2,184,835	$2,268,631
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,008	$13,302
Accrued liabilities	22,960	23,638
Lease liabilities	6,339	6,037
Long-term debt, current	5,639	6,118
Liabilities held for sale	—	11,834
Deferred revenue	237,343	192,864
Total current liabilities	287,289	253,793
Long-term debt, net of current portion	771,029	820,925
Deferred revenue, net of current portion	13,333	12,015
Lease liabilities, net of current portion	27,318	30,670
Deferred tax liabilities	43,293	58,601
Other long-term liabilities	5,375	4,643
Total liabilities	1,147,637	1,180,647
Stockholders’ equity:
Common stock, par value $0.01 per share; 252,480 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020; 126,001 issued and outstanding as of June 30, 2021 (unaudited) and 126,219 issued and outstanding as of December 31, 2020.	1,260	1,262
Additional paid-in capital	1,268,683	1,264,703
Accumulated deficit	(232,745)	(177,981)
Total stockholders’ equity	1,037,198	1,087,984
Total liabilities and stockholders’ equity	$2,184,835	$2,268,631

Share amounts and per share data give retroactive effect to the forward stock split as described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
Revenue:
Subscription and support	$84,257	$56,147	$170,611	$56,147	$65,968
Professional services and other	9,310	5,223	16,936	5,223	5,421
Total revenue	93,567	61,370	187,547	61,370	71,389
Cost of revenue:
Subscription and support	36,163	33,979	76,047	33,979	19,699
Professional services and other	4,811	5,558	10,561	5,558	4,699
Total cost of revenue	40,974	39,537	86,608	39,537	24,398
Gross profit	52,593	21,833	100,939	21,833	46,991
Operating expenses:
Sales and marketing	39,083	43,934	80,305	43,934	27,010
Research and development	14,279	22,117	31,368	22,117	19,273
General and administrative	11,196	34,441	24,547	34,441	17,295
Impairment on disposal group	—	—	1,218	—	—
Total operating expenses	64,558	100,492	137,438	100,492	63,578
Loss from operations	(11,965)	(78,659)	(36,499)	(78,659)	(16,587)
Other income (expense):
Interest income	—	35	16	35	313
Interest expense	(15,670)	(18,092)	(32,930)	(18,092)	(8)
Other income (expense)	(108)	416	(742)	416	(5,738)
Total other income (expense), net	(15,778)	(17,641)	(33,656)	(17,641)	(5,433)
Loss before income taxes	(27,743)	(96,300)	(70,155)	(96,300)	(22,020)
Income tax benefit (expense)	6,050	19,726	15,391	19,726	(183)
Net loss and comprehensive loss	$(21,693)	$(76,574)	$(54,764)	$(76,574)	$(22,203)
Net loss per common share, basic and diluted	$(0.17)	$(0.61)	$(0.43)	$(0.61)	$(0.58)
Weighted average common shares used in computing basic and diluted net loss per common share	126,049	126,240	126,083	126,240	38,369

Share amounts and per share data give retroactive effect to the forward stock split as described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common		Common
	Stock, $0.0001		Stock, $0.01		Additional		Total
	Par Value		Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Successor Balances at December 31, 2020	—	$—	126,219	$1,262	$1,264,703	$(177,981)	$1,087,984
Repurchase of TopCo Units	—	—	(133)	(1)	(562)	—	(563)
Stock-based compensation	—	—	—	—	2,666	—	2,666
Net loss	—	—	—	—	—	(33,071)	(33,071)
Successor Balances at March 31, 2021	—	—	126,086	1,261	1,266,807	(211,052)	1,057,016
Repurchase of TopCo Units	—	—	(85)	(1)	(359)	—	(360)
Stock-based compensation	—	—	—	—	2,235	—	2,235
Net loss	—	—	—	—	—	(21,693)	(21,693)
Successor Balances at June 30, 2021	—	$—	126,001	$1,260	$1,268,683	$(232,745)	$1,037,198

	Common		Common
	Stock, $0.0001		Stock, $0.01		Additional		Total
	Par Value		Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Predecessor Balances at December 31, 2019	38,257	$3	—	$—	$493,795	$(348,241)	$145,557
Exercise of common stock options	131	—	—	—	1,067	—	1,067
Vesting of restricted stock units, net	233	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,308	—	7,308
Shares withheld for tax withholding on vesting of restricted stock	(29)	—	—	—	(1,413)	—	(1,413)
Net loss	—	—	—	—	—	(22,203)	(22,203)
Predecessor Balances at March 31, 2020	38,592	3	—	—	500,757	(370,444)	130,316
Cancellation of Predecessor equity	(38,592)	(3)	—	—	(500,757)	370,444	(130,316)
Take-Private Transaction	—	—	126,240	1,262	1,139,526	—	1,140,788
Additional capital contribution	—	—	—	—	107,736	—	107,736
Stock-based compensation	—	—	—	—	96	—	96
Net loss	—	—	—	—	—	(76,574)	(76,574)
Successor Balances at June 30, 2020	—	$—	126,240	$1,262	$1,247,358	$(76,574)	$1,172,046

Share amounts and per share data give retroactive effect to the forward stock split as described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2020
Operating activities:
Net loss	$(54,764)	$(76,574)	$(22,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,818	1,098	2,982
Amortization of intangible assets	66,728	32,983	2,620
Amortization of deferred financing costs	1,218	531	—
Loss on disposition	1,218	—	—
Stock-based compensation	4,823	500	7,109
Deferred income taxes	(15,402)	(19,903)	—
Other	1,405	727	1,959
Changes in assets and liabilities:
Accounts receivable, net	(96,913)	(96,593)	11,903
Prepaid expenses and other assets	(6,970)	9,835	(25,121)
Deferred commissions	(2,375)	(7,792)	1,469
Right-of-use assets	6,380	3,694	4,509
Accounts payable and accrued liabilities	(195)	(3,821)	2,187
Deferred revenue	44,058	92,161	(36,983)
Lease liabilities	(3,050)	907	(7,489)
Other liabilities	(346)	3,922	—
Net cash used in operating activities	(52,367)	(58,325)	(57,058)
Investing activities:
Purchases of property and equipment	(1,607)	(51)	(732)
Proceeds from sale of property and equipment	24	29	19
Proceeds from sale of Bridge	46,018	—	—
Business acquisitions, net of cash received	(16,030)	(1,904,064)	—
Maturities of marketable securities	—	—	15,584
Net cash provided by (used in) investing activities	28,405	(1,904,086)	14,871
Financing activities:
Proceeds from issuance of common stock from employee equity plans	—	—	1,067
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(1,413)
Proceeds from issuance of term debt, net of discount	—	763,276	—
Proceeds from contributions from stockholders	—	1,248,145	—
Distributions to stockholders	(923)	—	—
Repayments of long-term debt	(51,534)	(1,938)	—
Net cash provided by (used in) financing activities	(52,457)	2,009,483	(346)
Net increase (decrease) in cash and cash equivalents	(76,419)	47,072	(42,533)
Cash, cash equivalents, and restricted cash, beginning of period	150,953	58,703	101,236
Cash, cash equivalents, and restricted cash, end of period	$74,534	$105,775	$58,703
Supplemental cash flow disclosure:
Cash paid for taxes	$403	$148	$32
Interest paid	$31,749	$17,389	—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$65	$73	$79

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Successor		Predecessor
	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2020

Cash and equivalents	$70,200	$100,973	$53,889
Restricted cash	4,334	4,802	4,814
Total cash, cash equivalents, and restricted cash	$74,534	$105,775	$58,703

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s stockholder equity. Instructure Intermediate Holdings I, Inc. is a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by the Thoma Bravo Fund XIII, L.P. (“Thoma Bravo”) for the purpose of purchasing (the “Take- Private Transaction”) Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc. As a result of the Take-Private Transaction, the accompanying consolidated financial statements are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented and are therefore not comparable. The period from January 1, 2020 through March 31, 2020 (the “Predecessor Period”) includes all of the accounts of Instructure, Inc. (the “Predecessor”) and beginning April 1, 2020 (the “Successor Period”) includes all of the accounts of Instructure Holdings, Inc. (the “Successor”). For accounting purposes, the “Acquisition Date” for the Take- Private Transaction has been designated as March 31, 2020, as the operating results and change in financial position for the intervening period from March 24, 2020 to March 31, 2020 is not material. Except as otherwise stated, the financial information, accounting policies, and activities of the Successor and the Predecessor are referred to as those of the company (the “Company” or “Instructure”). See Note 4—Acquisitions for further information.

Instructure, Inc. was incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico and Hungary.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2020, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2021. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under U.S. GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

On July 9, 2021, the Company effected a 126,239.815-for-1 stock split of its issued and outstanding shares of common stock and made comparable and equitable adjustments to its equity awards in accordance with the terms of the awards. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split. In connection with the stock split, on July 9, 2021, the Company’s board of directors and stockholders approved the Certificate of Amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000 shares to 500,000,000 shares and to increase the number of authorized shares of preferred stock from zero shares to 50,000,000 shares.

On July 26, 2021, the Company completed its initial public offering ("IPO") of 12,500,000 shares of common stock at an offering price of $20.00 per share. The Company received net proceeds of $233.1 million after deducting underwriting discounts and commissions.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include provisions for credit losses, useful lives for property and equipment and intangible assets, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, the standalone selling price of performance obligations, the fair value of identified assets and liabilities acquired in business combinations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

Operating Segments

We operate in a single operating segment, cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers, or CODMs, which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found on the consolidated financial statements.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders in both the Successor Period and the Predecessor Period is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents in the Predecessor Period.

Concentration of Credit Risk, Significant Customers and International Operations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivable. We deposit cash with high credit quality financial institutions, which at times, may exceed federally insured amounts. We have not experienced any losses on our deposits. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We review the expected collectability of accounts receivable and record a provision for credit losses for amounts that we determine are not collectible.

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of June 30, 2021 (unaudited) and December 31, 2020, our largest customer's outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance represented 11.2% and 11.3%, respectively. There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of June 30, 2021 (unaudited) and December 31, 2020.

Our long-term growth strategy involves further expansion of our sales to customers outside of the United States, which will cause our business to be susceptible to risks associated with international operations. Refer to Note 7— Revenue for details.

Cash and Cash Equivalents

We consider all short-term highly liquid investments purchased with original maturities of three months or less at the time of acquisition to be cash equivalents.

Provision for Credit Losses

Provision for credit losses consist of bad debt expense associated with our accounts receivable balance. These losses are recorded in general and administrative in our consolidated statements of operations.

We are exposed to credit losses primarily through our receivables from customers. We develop estimates to reflect the risk of credit loss which are based on historical loss trends adjusted for asset specific attributes, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection, managing dispute resolution and performing timely account reconciliations. Our provisions for credit loss balances at June 30, 2021 (unaudited) and December 31, 2020 were $0.9 million and $0.9 million, respectively.

Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.

Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or over the related lease terms (if shorter). The estimated useful life of each asset category is as follows:

Estimated Useful Life
Computer and office equipment	2-3 years
Purchased software	2-3 years
Furniture and fixtures	2-5 years
Capitalized software development costs	3 years
Leasehold improvement and other	lesser of lease term or useful life

Certain costs incurred to develop software applications used in the cloud-based learning, assessment, development and engagement system are capitalized and included in property and equipment, net on the balance sheets. Capitalizable costs consist of (1) certain external direct costs of materials and services incurred in developing or obtaining internal-use software; and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage, or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs, are expensed as incurred. Costs that cannot be separated between the maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Costs incurred during the application development stage that significantly enhance and add new functionality to the cloud-based learning, assessment, development and engagement system are capitalized as capitalized software development costs. Capitalization begins when: (1) the preliminary project stage is complete; (2) management with the relevant authority authorizes and commits to the funding of the software project; (3) it is probable the project will be completed; (4) the software will be used to perform the functions intended; and (5) certain functional and quality standards have been met.

Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful life of the asset, which ranges from three to ten years.

When there are indicators of potential impairment, we evaluate recoverability of the carrying values of property and equipment and intangible assets by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds our estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not incur any impairment charges during the periods presented.

Leases

We enter into operating lease arrangements for real estate assets related to office space. Consistent with the Financial Accounting Standards Board's ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), the Company determines if an arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases are included as right-of-use assets and lease liabilities in the consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

Lease payments consist of the fixed payments under the arrangements. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-of-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the Company’s leases is not determinable, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company generally uses the non-cancellable lease term when recognizing the right-of-use assets and lease liabilities unless it is reasonably certain that a renewal option or termination option will be exercised. The Company accounts for lease components and non-lease components as a single component.

Leases with a term of twelve months or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Fair Value

Our short-term financial instruments include accounts receivable, accounts payable and accrued liabilities and are carried on the consolidated balance sheets as of June 30, 2021 (unaudited), and December 31, 2020 at amounts that approximate fair value due to their short-term maturity dates.

Goodwill

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in our use of acquired assets or the strategy of our overall business; (3) significant negative industry or economic trends; and (4) a significant decline in our stock price for a sustained period. We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole. Our annual impairment test performed during the Successor Period did not result in any impairment of the goodwill balance. We did not recognize an impairment charge in any of the periods presented. We have no other intangible assets with indefinite useful lives.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Consistent with ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The timing of revenue recognition may differ from the timing of invoicing our customers. We record an unbilled receivable, which is included within accounts receivable—net on our consolidated balance sheets, when revenue is recognized prior to invoicing. Unbilled receivable balances as of June 30, 2021 (unaudited) and December 31, 2020 were $2.2 million and $0.8 million, respectively.

We determined revenue recognition through the following steps:

•
Identification of the contract, or contracts, with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, we satisfy a performance obligation

The following describes the nature of our primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions we enter into with our customers.

Subscription and Support

Subscription and support revenue is derived from fees from customers to access our learning platform and support beyond the standard support that is included with all subscriptions. The terms of our subscriptions do not provide customers the right to take possession of the software. Subscription and support revenue is generally recognized on a ratable basis over the contract term. Payments from customers are primarily due annually in advance.

Professional Services and Other

Professional services revenue is derived from implementation, training, and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services arrangements are billed in advance, and revenue from these arrangements is typically recognized over time as the services are rendered, using an efforts-expended input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

Contracts with Multiple Performance Obligations

Many of our contracts with customers contain multiple performance obligations. We account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives by reviewing our significant pricing practices, including discounting practices, geographical locations, the size and volume of our transactions, the customer type, price lists, our pricing strategy, and historical standalone sales. SSP is analyzed on a periodic basis to identify if we have experienced significant changes in our selling prices.

Deferred Commissions

Sales commissions earned by our sales force, as well as related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription and support services and professional services and other, as described above.

Cost of Revenue

Cost of subscription revenue consists primarily of our managed hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to information technology, or IT.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, travel, bonuses and stock-based compensation, as well as allocated overhead costs.

Service Availability Warranty

We warrant to our customers: (1) that commercially reasonable efforts will be made to maintain the online availability of the platform for a minimum availability in a trailing 365-day period (excluding scheduled outages, standard maintenance windows, force majeure, and outages that result from any technology issue originating from any customer or user); (2) the functionality or features of the platform may change but will not materially degrade during any paid term; and (3) that support may change but will not materially degrade during any paid term. To date, we have not experienced any significant losses under these warranties.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses totaled $3.9 million, $2.4 million, $2.0 million, and $1.2 million for the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively.

Stock-Based Compensation

Successor

We determine the grant date fair value for all unit-based awards granted to employees and nonemployees by using an option-pricing model. As of June 30, 2021, the Company’s equity was not publicly traded and there was no history of market prices for the Company’s units. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company’s equity, expected time to liquidity, and expected volatility. Stock-based compensation costs for granted units are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition. For granted units subject to performance conditions, the Company records expense when the performance condition becomes probable. Forfeitures are accounted for as they occur.

Predecessor

The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition. Forfeitures are accounted for as they occur.

During the Predecessor Periods, we used the then closing price of our common stock as reported on the New York Stock Exchange for the fair value of restricted stock units (“RSUs”) granted.

During the Predecessor Periods, we used the Black-Scholes option pricing model to determine the fair value of stock options issued to our employees, as well as purchase rights issued to employees under our 2015 Employee Stock Purchase Plan ("ESPP"). The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

These assumptions are estimated as follows:

•
Fair Value of Our Common Stock. We rely on the closing price of our common stock as reported by the New York Stock Exchange on the date of grant to determine the fair value of our common stock.
•
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
•
Expected Term. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity for our Company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the ESPP, we use an expected term of 0.5 years to match the offering period.
•
Volatility. We estimate the price volatility factor based on the historical volatilities of our comparable companies as we do not have a sufficient trading history for our common stock. To determine our comparable companies, we consider public enterprise cloud-based application providers and select those that are similar to us in size, stage of life cycle, and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. For the ESPP, we use the trading history of our own common stock to determine expected volatility.
•
Expected Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

Business Combinations

We estimate the fair value of assets acquired and liabilities assumed in a business combination. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are revalued on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income (expense), net on the consolidated statements of operations.

Research and Development

With the exception of capitalized software development costs, research and development costs are expensed as incurred.

Risks and Uncertainties

We are subject to all of the risks inherent in an early stage business. These risks include, but are not limited to, a limited operating history, new and rapidly evolving markets, dependence on the development of new services, unfavorable economic and market conditions, changes in level of demand for our services, and the timing of new application introductions. If we fail to anticipate or to respond adequately to technological developments in our industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of services, our business could be harmed.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Accordingly, the need to establish such allowance is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. The evaluation of recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.

In recognizing tax benefits from uncertain tax positions, we assess whether it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items, and as a result, we may record unrecognized tax benefits in the future. At that time, we would make adjustments to these potential future reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the final tax outcome of these matters would be different to the amounts we may potentially record in the future, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

Assets and Liabilities Held for Sale

Assets and liabilities meeting the accounting requirements to be classified as held for sale are presented as single asset and liability amounts in our consolidated balance sheets at the lower of cost or fair value, less costs to sell. We assess all assets and liabilities held for sale each reporting period they remain classified as held for sale to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. The remeasurement of assets and liabilities held for sale is classified as a Level 3 fair value assessment as described in Note 14—Fair Value of Financial Instruments.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses, which requires the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through a provision for credit losses rather than as a reduction in the amortized cost basis of the securities. The adoption of this guidance did not have a material impact on our consolidated financial statements and related notes.

Issued accounting pronouncements

In January of 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The Company is evaluating the impact of the ASU as it relates to arrangements that reference London Inter-Bank Offered Rate (“LIBOR”).

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
Numerator:
Net loss	$(21,693)	$(76,574)	$(54,764)	$(76,574)	$(22,203)
Denominator:
Weighted-average common shares (Successor) and common shares (Predecessor) outstanding—basic	126,049	126,240	126,083	126,240	38,369
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards and common stock warrants	—	—	—	—	—
Weighted-average common shares (Successor 2020 Period) and common shares (Predecessor Periods) outstanding—diluted	126,049	126,240	126,083	126,240	38,369
Net loss per common share (Successor) and common share (Predecessor)	$(0.17)	$(0.61)	$(0.43)	$(0.61)	$(0.58)

For the unaudited three months ended March 31, 2020 (Predecessor), we incurred net losses and, therefore, the effect of our outstanding options to purchase common stock and restricted stock units were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited six and three months ended June 30, 2021 (Successor) and unaudited three months ended June 30, 2020 (Successor), and there were no other shares or equity awards outstanding. The following table contains share totals with a potentially dilutive impact (in thousands):

	Successor		Predecessor
	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2020
		(unaudited)
Options to purchase common stock	—	—	470
Restricted stock units	—	—	2,116
Employee stock purchase plan	—	—	—
Total	—	—	2,586

4. Acquisitions

2021 Acquisitions

On June 28, 2021, we acquired all outstanding shares of Eesysoft Software International B.V. (“Eesysoft”) for the purpose of enhancing our ability to help our customers more effectively use our core products. $1.5 million of the purchase price will be paid over a period of 18 months following the transaction. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations for the reporting periods presented. As a result of the acquisition, a provisional deferred tax liability of $0.7 million was recorded as part of purchase accounting.

The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Eesysoft acquisition (in thousands):

Consideration transferred	(unaudited)
Cash paid	$17,472
Deferred consideration	1,500
Total purchase consideration	$18,972

Identifiable assets acquired
Cash	$1,442
Accounts receivable	624
Deposits	9
Intangible assets: developed technology	3,300
Intangible assets: customer relationships	1,700
Total assets acquired	$7,075

Liabilities assumed
Accounts payable and accrued liabilities	$49
Deferred revenue	692
Payroll tax liability	91
Deferred tax liability	672
Lease liability	24
Total liabilities assumed	$1,528
Goodwill	13,425
Total purchase consideration	$18,972

2020 Acquisitions

Our consolidated financial statements reflect the Take-Private Transaction that occurred on March 24, 2020, which was accounted for as a business combination. The Take-Private Transaction was accounted for in accordance with the acquisition method of accounting for business combinations with TopCo as the acquirer. The acquisition-related costs were expensed in the Predecessor Period, with the exception of $14.0 million in advisory and consulting costs incurred, which have been accounted for “on the line,” and have not been recognized in the Predecessor’s or Successor’s consolidated financial statements as they were contingent upon the consummation of the Take-Private Transaction.

 The final allocation of the purchase price was as follows (in thousands):

Consideration transferred
Cash paid	$1,904,064
Total purchase consideration	$1,904,064
Identifiable assets acquired
Cash and cash equivalents	$58,703
Accounts receivable	25,749
Prepaid expenses	44,177
Other assets	5,150
Intangible assets: developed technology	300,000
Intangible assets: customer relationships	395,000
Intangible assets: trade name	130,900
Property and equipment	14,353
Right-of-use assets	34,539
Total assets acquired	$1,008,571
Liabilities assumed
Accounts payable and accrued liabilities	$40,254
Deferred revenue	86,600
Lease liabilities	39,189
Deferred tax liability	88,461
Other liabilities	80
Total liabilities assumed	$254,584
Goodwill	1,150,077
Total purchase consideration	$1,904,064

On December 22, 2020, we acquired all outstanding shares of Certica Holdings, LLC (“Certica”) for the purpose of enhancing our analytic, assessment, and data management solutions for Kindergarten through 12th grade ("K-12") students. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations for the reporting periods presented. As a result of the acquisition, a provisional deferred tax liability of $15.2 million was recorded as part of purchase accounting. The deferred tax liability will remain provisional until the Certica tax returns are filed.

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Certica acquisition (in thousands):

Consideration transferred
Cash paid	$133,416
Total purchase consideration	$133,416
Identifiable assets acquired
Cash	$12,243
Accounts receivable	2,533
Prepaid expenses	1,360
Other assets	537
Intangible assets: developed technology	28,300
Intangible assets: customer relationships	60,900
Intangible assets: trade name	700
Total assets acquired	$106,573
Liabilities assumed
Accounts payable and accrued liabilities	$896
Deferred revenue	7,802
Contingent consideration liability	750
Other liability	469
Deferred tax liability	15,170
Total liabilities assumed	$25,087
Goodwill	51,930
Total purchase consideration	$133,416

For all acquisitions disclosed above, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations during the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor) and unaudited three months ended March 31, 2020 (Predecessor). Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful lives ranging from four to seven years. The trade names acquired are amortized over the estimated remaining useful lives ranging from three to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Due to the step up in book basis of the intangible assets as a result of the Take-Private Transaction, the Company moved from a deferred tax asset position, offset by a full valuation allowance, to an overall net deferred tax liability position of $88.3 million. On December 22, 2020, the Company recorded an increase to the Certica deferred tax liability of $15.2 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. On June 28, 2021, the Company recorded a provisional increase to the Eesysoft deferred tax liability of $0.7 million in purchase accounting due to a step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The deferred tax liability will remain provisional until the Eesysoft tax returns are filed.

5. Property and Equipment

Property and equipment, net of amounts held for sale, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Computer and office equipment	$2,437	$2,249
Capitalized software development costs	3,037	2,377
Furniture and fixtures	1,325	1,296
Leasehold improvements and other	4,241	7,327
Total property and equipment	11,040	13,249
Less accumulated depreciation and amortization	(1,087)	(1,960)
Total	$9,953	$11,289

Accumulated amortization for capitalized software development costs was $0.4 million and $0.5 million at June 30, 2021 (unaudited) and December 31, 2020, respectively. Amortization expense for capitalized software development costs for the unaudited six months and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months March 31, 2020 (Predecessor), was $0.3 million, $46.7 thousand, $23.0 thousand, and $1.8 million, respectively, and is recorded within subscription and support cost of revenue on the consolidated statements of operations.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2020	$1,172,395
Additions (Note 4 - Acquisitions)	13,425
Balance as of June 30, 2021 (unaudited)	$1,185,820

Intangible assets, net of amounts held for sale, consisted of the following (in thousands):

	Weighted Average Remaining Useful Life (Years)	June 30, 2021	December 31, 2020
		(unaudited)
Software	21 Months	$21	$23
Trade names	103 Months	125,800	126,383
Developed technology	47 Months	311,600	310,311
Customer relationships	71 Months	412,400	413,947
Accumulated Amortization		(156,200)	(95,315)
Total		$693,621	$755,349

Amortization expense for intangible assets was $66.7 million, $33.4 million, $33.0 million, and $2.6 million for the unaudited six months and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively. Amortization expense for developed technology was $30.8 million, $15.4 million, $15.2 million, and $1.3 million for the unaudited six months and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively, and is recorded within cost of revenue on the consolidated statements of operations. Amortization expense for trade names and customer relationships was $35.9 million, $17.9 million, $17.8 million, and $1.3 million for the unaudited six months and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively, and is recorded within sales and marketing on the consolidated statements of operations.

Based on the recorded intangible assets at June 30, 2021 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2021	$67,177
2022	134,355
2023	134,349
2024	134,114
2025	91,402
2026 and thereafter	132,224
Total	$693,621

7. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. We primarily generate revenues from two customer bases, Education and Corporate. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas Learning Management System (“LMS”), which includes assessments, analytics and learning content. Corporate customers purchase Bridge-related product, the Company's corporate learning platform, which includes a learning management system and performance platform that helps employees and managers transform their organization through connection, alignment, and growth. Refer to Note 9—Assets and Liabilities Held for Sale. The following tables present the Company’s disaggregated revenues based on its two customer bases and by geographic region, based on the physical location of the customer (in thousands):

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
Education	$93,567	$57,711	$183,885	$57,711	$65,564
Corporate	—	3,659	3,662	3,659	5,825
Total revenue	$93,567	$61,370	$187,547	$61,370	$71,389
Percentage of revenue generated by Education	100%	94%	98%	94%	92%

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
United States	$75,127	$49,052	$150,698	$49,052	$56,850
Foreign	18,440	12,318	36,849	12,318	14,539
Total revenue	$93,567	$61,370	$187,547	$61,370	$71,389
Percentage of revenue generated outside of the United States	20%	20%	20%	20%	20%

Deferred Revenue and Performance Obligations

During the unaudited six and three months ended June 30, 2021, 82% and 89%, respectively, of revenue recognized was included in our deferred revenue balance at December 31, 2020, and March 31, 2021 (unaudited), respectively. During the unaudited three months ended June 30, 2020, 78% of revenue recognized was included in our deferred revenue balance at March 31, 2020 (unaudited).

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021 (unaudited), approximately $667.0 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 78% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

As of December 31, 2020, approximately $599.2 million of revenue is expected to be recognized from remaining performance obligations. An additional $22.3 million from remaining Bridge performance obligations as of December 31, 2020 are not expected to be recognized as revenue in subsequent periods due to the circumstances discussed in Notes 9—Assets and Liabilities Held for Sale. We expect to recognize revenue on approximately 77% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

8. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $25.5 million and $23.1 million as of June 30, 2021 (unaudited) and December 31, 2020, respectively. Amortization expense for deferred commissions was $4.8 million, $2.4 million, $0.5 million and $3.4 million for the unaudited six and three months ended June 30, 2021, unaudited three months ended June 31, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively. There was no impairment of deferred commissions during these periods.

9. Assets and Liabilities Held for Sale

We decided to sell getBridge, LLC (“Bridge”), the Company’s corporate learning platform and wholly-owned subsidiary, during the third quarter of 2020. Historically, Bridge was part of the Company’s single operating segment. The decision to sell Bridge reflects our strategy to focus on our Higher Education and K–12 customers. As of December 31, 2020, the gross proceeds expected from the divestiture were approximately $47.0 million, subject to transaction costs.

As of December 31, 2020, we measured the assets and liabilities held for sale associated with Bridge at the lower of its carrying value or fair value less costs to sell. The Company allocated $29.6 million of goodwill to Bridge and subsequently recognized an impairment for the full amount during the third quarter of 2020. The operating results of Bridge do not qualify for reporting as discontinued operations.

The following table presents information related to the assets and liabilities that were classified as held for sale at December 31, 2020 (amounts in thousands):

December 31, 2020
Assets
Net receivables	$228
Deferred commissions, current	576
Other current assets	406
Property and equipment, net	267
Deferred commissions, net of current portion	864
Goodwill	29,612
Net intangible assets	65,159
Total assets held for sale	$97,112
Liabilities
Accrued Liabilities	$154
Deferred revenue	11,680
Total liabilities held for sale	11,834
Total net assets held for sale	$85,278
Total net assets held for sale	$85,278
Estimated fair value less costs to sell	(45,500)
Impairment of held-for-sale assets	$39,778
Total assets held for sale	$97,112
Impairment of held-for-sale goodwill and assets	(39,778)
Adjusted assets held for sale	$57,334

On February 26, 2021, the Company sold Bridge for a total purchase price of $47.0 million. We received cash proceeds net of transaction costs of $46.0 million. The proceeds from this sale were used to pay down the balance of our Term Loan (as defined below).

During the unaudited three months ending March 31, 2021 (Successor), we recognized a pretax loss on this divestiture of $1.2 million, which is included in operating expenses in the accompanying consolidated statements of operations.

10. Credit Facility

On March 24, 2020, we entered into a credit agreement with a syndicate of lenders and Golub Capital Markets LLC, as administrative agent and collateral agent, and Golub Capital Markets LLC and Owl Rock Capital Advisors LLC, as joint bookrunners and joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a senior secured term loan facility (the “Initial Term Loan”) in an original aggregate principal amount of $775.0 million, which was supplemented by an incremental term loan pursuant to the First Incremental Amendment and Waiver to Credit Agreement, dated as of December 22, 2020, in a principal amount of $70.0 million (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan”). The maturity date for the Term Loan is March 24, 2026, with the remaining principal due in full on the maturity date. The Credit Agreement also provides for a senior secured revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility includes a $10.0 million sublimit for the issuance of letters of credit. The Predecessor credit facilities were cancelled as a result of the Credit Agreement.

The Credit Facilities contain customary negative covenants. At June 30, 2021 (unaudited) and December 31, 2020, the Company was in compliance with all applicable covenants pertaining to the Credit Facilities.

The Credit Agreement requires us to repay the principal of the Term Loan in equal quarterly repayments equal to 0.25% of the aggregate original principal amount of the Term Loan. Further, until the last day of the quarter ending June 30, 2021, the Credit Facilities bore interest at a rate equal to (i) 6.00% plus the highest of (x) the prime rate (as determined by reference to the Wall Street Journal), (y) the Federal funds open rate plus 0.50% per annum, and (z) a daily Eurodollar rate based on an interest period of one month plus 1.00% per annum or (ii) the Eurodollar rate plus 7.00% per annum, subject to a 1.00% Eurodollar floor. Thereafter, on the last day of each of the five full fiscal quarters, we have the option (a "Pricing Grid Election") to (i) retain the aforementioned applicable margins or (ii) switch to the applicable margins set forth on a pricing grid which, subject to certain pro forma total net leverage ratio limits, provides for applicable margins ranging from 5.50% to 7.00%, in the case of Eurodollar loans, and 4.50% to 6.00% in the case of ABR Loans (as defined in the Credit Agreement). The applicable margins set forth on the pricing grid become mandatory beginning on the last day of the tenth full fiscal quarter ending after March 24, 2020. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Agreement.

On May 27, 2021, the Company exercised its option to make a Pricing Grid Election. As a result, the Company’s applicable margin for Eurodollar loans under the Credit Facilities from June 30, 2021 onwards is 5.5%. In connection with the Company's IPO, the Company made a principal payment in August 2021 of $224.3 million on its outstanding Term Loan. The Company also incurred a 1.5% prepayment premium in conjunction with the principal payment.

The Company incurs fees with respect to the Revolving Credit Facility, including a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. As of June 30, 2021 (unaudited) and December 31, 2020, respectively, there were no amounts outstanding under the Revolving Credit Facility. The Company had $50.0 million of availability under the Revolving Credit facility at each of June 30, 2021 (unaudited) and December 31, 2020.

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. These debt discount costs are being amortized into interest expense over the contractual term of the Term Loan. The Company recognized $1.2 million, $0.6 million, and $0.5 million, of amortization of debt discount costs for the unaudited six and three months ended June 30, 2021 (Successor) and unaudited three months ended June 30, 2020 (Successor), respectively, which is included in the accompanying consolidated statements of operations. At June 30, 2021 (unaudited) and December 31, 2020, the Company had an aggregate principal amount outstanding of $721.9 million and $769.2 million, respectively, and $65.7 million and $70.0 million, for the Initial Term Loan and Incremental Term Loan, respectively, both bearing interest at 6.5% at June 30, 2021 (unaudited) and 8.0% at December 31, 2020, respectively. The Company had $11.0 million and $12.1 million of unamortized debt discount costs at June 30, 2021 (unaudited) and December 31, 2020, respectively, which is recorded as a reduction of the debt balance on the Company’s consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs are amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million, $30.0 thousand, and $33.0 thousand of amortization of debt issuance costs for the unaudited six months and three months ended June 30, 2021 (Successor) and unaudited three months ended June 30, 2020 (Successor), respectively, which is included in the accompanying consolidated statements of operations. There were $0.1 million and $0.1 million, respectively, and $0.4 million and $0.5 million, respectively, of unamortized debt issuance costs included in other current assets and other assets on the Company’s consolidated balance sheets at June 30, 2021 (unaudited) and December 31 2020.

The maturities of outstanding debt are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2021	$3,986
2022	7,971
2023	7,971
2024	7,971
2025	7,971
Thereafter	751,783
Total	$787,653

11. Stockholders’ Equity

The TopCo Amended and Restated Partnership Agreement (“Partnership Agreement”) set forth the terms, rights, powers, qualifications, limitations and restrictions of the partnership. In accordance with the Partnership Agreement, there was an unlimited number of authorized Class A Units and Class B Units (collectively, the “Units”) and issuance of such Units was determined by the board of managers (the “Board”).

In connection with the Take-Private Transaction, TopCo issued 1,250,000 Class A Units and 90,000,000 Class B Units, with no par values, for the cash paid by Thoma Bravo and its affiliated funds. Units shared in distributions according to a “waterfall” which provided for distributions to be made in the following order and priority: (1) first, to the holders of Class A Units until they received a 9% annual return on their remaining unreturned capital contributions, compounded quarterly; (2) second, to the holders of Class A Units until they received an amount equal to their respective capital contributions on a pro rata basis; and (3) third, to the holders of the remaining Class B Units based on their percentage of ownership, taking into account any applicable vesting terms and participation threshold on the Class B Units. A participation threshold in respect of a Class B Unit was determined at the time of issuance or grant and was equal to or greater than the amount payable in respect of a Class B Unit having a participation threshold of zero pursuant to the waterfall in a hypothetical liquidation of TopCo at the value of TopCo as of immediately prior to such issuance or grant. No conversion or redemption rights are associated with Class A or Class B Units. In connection with the IPO, TopCo effected a series of transactions that resulted in TopCo’s equityholders holding shares of our common stock directly, and then TopCo being liquidated and dissolved.

In connection with the Take-Private Transaction, the Successor authorized 2,000 shares of common stock with a par value of $0.01. Common shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020 were 998.78 and 999.84, respectively. No other shares were issued. Refer to Note 1—Description of Business and Basis of Presentation for additional information regarding the Company's capital structure.

12. Stock-Based Compensation

Employee Equity Plans

The following two tables show stock-based compensation by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(unaudited)
Options	$28	$1,408	$76	$1,408	$367
Restricted stock units	1,495	31,945	4,367	31,945	6,076
Employee stock purchase plan	—	—	—	—	666
Class A and Class B Units	2,235	475	4,900	475	—
Total stock-based compensation	$3,758	$33,828	$9,343	$33,828	$7,109

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(unaudited)
Subscription and support cost of revenue	$171	$320	$395	$320	$301
Professional services and other cost of revenue	110	241	287	241	285
Sales and marketing	1,093	3,592	2,675	3,592	1,977
Research and development	934	5,044	2,604	5,044	1,874
General and administrative	1,450	24,631	3,382	24,631	2,672
Total stock-based compensation	$3,758	$33,828	$9,343	$33,828	$7,109

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units (“RSUs”, together with the stock options “equity awards”), whether vested or unvested, were cancelled and replaced with the right to receive $49.00 per share, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards will vest and be payable at the same time such equity awards would have vested pursuant to its original terms prior to the replacement. During the unaudited six and three months ended June 30, 2021 (Successor), and unaudited three months ended June 30, 2020 (Successor), the Company recognized $4.4 million, $1.5 million and $33.3 million of stock-based compensation expense associated with the Cash Replacement Awards, respectively.

Successor

In April 2020, as part of the Take-Private Transaction, the Board approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business.

The 2020 Plan provides for the grant of incentive stock options, profits interest, equity appreciation rights and other forms of awards to employees and non-employees granted or denominated in shares of the TopCo’s Units. Under the 2020 Plan, 10,000,000 Class B Units (“Incentive Units”) were reserved for issuance (“Incentive Carry”) and do not have a contractual life. Incentive Carry grants are subject to a service and a performance vesting condition based on the achievement of an EBITDA target as established by the Company’s Board, over a performance period of four years.

The Co-Invest Agreement offered employees the one-time opportunity to co-invest in TopCo by purchasing Units directly from the Company for cash. Under the Co-Invest agreement, the purchase price for one Class A unit and 72 Class B units was $1,000, which is the same investment allocation between the two unit classes as the investment made by existing investors at the time of the Take-Private Transaction. The minimum cash investment was $2,500. Any consideration received in excess of the investment has been recognized as stock-based compensation in the consolidated statements of operations.

Additionally, TopCo granted 480,000 Incentive Units to certain members of the Board that were only subject to service-based vesting conditions over four years (“Board Carry”). These Incentive Units are not included in the Incentive Carry pool previously discussed and there is no contractual life. The following tables summarize the Incentive Unit activity for the Successor 2020 Period for both the Incentive Carry and Board Carry, respectively (in thousands, except per unit amounts):

	Class B Incentive Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value
Outstanding at December 31, 2020	8,186	$4.06	$42,751
Granted (unaudited)	—	—	—
Forfeited or cancelled (unaudited)	(151)	4.09	789
Outstanding at March 31, 2021	8,035	—	41,962
Granted (unaudited)	—	—	—
Forfeited or cancelled (unaudited)	(117)	4.09	613
Outstanding at June 30, 2021	7,918	—	41,349
Vested and expected to vest - June 30, 2021	7,918	$4.09	$41,349

	Class B Incentive Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value
Outstanding at December 31, 2020	480	$3.60	$2,515
Granted (unaudited)	—	—	—
Forfeited or cancelled (unaudited)	—	—	—
Outstanding at March 31, 2021	480	—	2,515
Granted (unaudited)	—	—	—
Forfeited or cancelled (unaudited)	—	—	—
Outstanding at June 30, 2021	480	—	2,515
Vested and expected to vest - June 30, 2021	480	$3.60	$2,515

The following table summarizes the assumptions relating to our Incentive Units used in the option pricing model to establish the grant date fair value for the Successor Period from April 1, 2020 to December 31, 2020:

Period from April 1 to December 31,
2020
Dividend yield	None
Volatility	60%
Risk-free interest rate	0.3%
Expected life (years)	4.3-4.7

There were no Incentive Units granted subsequent to December 31, 2020. As of June 30, 2021 (unaudited) and December 31, 2020, we had $22.7 million and $28.2 million of unrecognized stock-based compensation costs related to unvested Incentive Units that are expected to be recognized over a weighted-average period of 2.7 and 3.3 years, respectively. Subsequent to the Company's IPO, all outstanding Incentive Units were cancelled and replaced with RSUs, which vest upon meeting service conditions throughout the original awards' requisite service period.

In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective upon the closing of our IPO and provides for the grant of stock options. The 2021 Plan initially reserves 1,900,000 shares of common stock under the plan, which automatically increases on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031 by an amount equal to 1% of the shares outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares as is determined by the board of directors.

Predecessor

In August 2015, our board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the Predecessor's first initial public offering (the "initial IPO") and provided for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. As of December 31, 2019, there were 7,491,786 shares of common stock authorized under the 2015 Plan. The 2015 Plan also provided that the number of shares reserved and available for issuance under the plan automatically increased each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number was subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure.

Additionally, as part of our acquisition of Portfolium, we assumed the Portfolium 2014 Plan. No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms.

The board of directors determines the terms of each grant. Generally, options have a vesting period ranging from one to four years. Stock options have a ten-year contractual life. Certain stock options have provisions to accelerate vesting upon the occurrence of certain events such as a change in control. Certain stock options provide for early exercise of unvested shares. All options were granted with an exercise price equal to or greater than the estimated fair value of our common stock at the date of grant. The fair value of the common stock that underlies the stock options has historically been determined by the board of directors based, in part, upon periodic valuation studies obtained from a third-party valuation firm. After the initial IPO and prior to the Take-Private Transaction, the fair value was determined by the then closing price of our common stock as reported on the New York Stock Exchange on the date of grant. There were no grants between the Take-Private Transaction and the date we were de-listed from the New York Stock Exchange.

In August 2015, our board of directors adopted the ESPP. Our stockholders approved the ESPP in October 2015, which became effective on the closing date of the initial IPO. A total of 333,333 shares of our common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance increased automatically each year, beginning January 1, 2016 through and including January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; 333,333 shares of common stock; or such lesser number as determined by our board of directors. As of December 31, 2019, there were 1,533,205 shares authorized under the ESPP. The plan allowed eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Our board of directors approved the ESPP offerings. Each offering did not to be identical, but could not exceed 27 months and could specify one or more shorter purchase periods within the offering.

On each purchase date, eligible employees could purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of January 1, 2020, 602,094 shares were reserved for future issuance under the ESPP. No shares of common stock were issued during the unaudited three months ended March 31, 2020.

The following table summarizes the assumptions relating to the ESPP purchase rights used in a Black Scholes option pricing model for the unaudited three months ended March 31, 2020:

Three Months Ended March 31,
2020
Employee Stock Purchase Plan
Dividend yield	None
Volatility	29.69%
Risk-free interest rate	1.62%
Expected life (years)	0.5
Fair value of common stock	$52.52

The Company did not grant any employee stock options during the unaudited three months ended March 31, 2020.

The following table summarizes the stock option activity for the unaudited three months ended March 31, 2020 (in thousands, except per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Fair Value
Outstanding as January 1, 2020	601	$18.25	6.2	$17,992
Granted	—	—
Exercised	(131)	8.16		5,297
Forfeited or cancelled	—	12.24		13
Outstanding at March 31, 2020	470	21.07	3.2	13,113
Vested and expected to vest - March 31, 2020	470	21.07	3.2	13,113
Exerciseable at March 31, 2020 (1)	343	$16.84	3.6	$11,033

(1)
Options were exchanged for rights to receive $49.00 per share, less applicable exercise price, on March 31, 2020 upon consummation of the Take-Private Transaction.

The following table summarizes the activity of our unvested stock options for the unaudited three months ended March 31, 2020 (in thousands, except per share amounts):

	Shares Underlying Options	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	159	$17.90
Granted	—	—
Vested	(32)	16.05
Forfeited	—	—
Unvested at March 31, 2020 (1)	127	$18.38

(1)
Options were replaced for rights to receive $49.00 per share, less applicable exercise price, on March 31, 2020 upon consummation of the Take-Private Transaction upon meeting certain vesting conditions in the Successor Period.

The total intrinsic value of options exercised was $5.3 million during the unaudited three months ended March 31, 2020. The total fair value of options vested during the unaudited three months ended March 31, 2020 was $0.5 million. The activity for RSUs for the unaudited three months ended March 31, 2020 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2020	2,584	$40.38
Granted	5	48.27
Vested	(233)	36.97
Cancelled	(240)	38.90
Unvested and outstanding at March 31, 2020 (1)	2,116

(1)
Shares were replaced for rights to receive $49.00 per share on March 31, 2020 upon consummation of the Take-Private Transaction upon meeting certain vesting conditions in the Successor Period.

13. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, China and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly in the next 12 months.

14. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the unaudited period ended June 30, 2021 (Successor) and December 31, 2020. Assets measured at fair value on a recurring basis as of June 30, 2021 (unaudited) were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,342	$—	$—	$3,342
Total assets	$3,342	$—	$—	$3,342

15. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from two years to seven and a half years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination option. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. The first, second, third, and fourth sublease term has 24 months, 45 months, 55 months, and 90 months remaining and will expire in 2023, 2025, 2026, and 2028, respectively. All subleases have no option for renewal.

Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments.

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
Operating lease cost, gross	$1,938	$2,296	$3,890	$2,296	$2,235
Variable lease cost, gross(1)	527	730	936	730	531
Sublease income	(249)	(177)	(477)	(177)	(177)
Total lease costs(2)	$2,216	$2,849	$4,349	$2,849	$2,589

(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor) were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor) were $4.3 million, $2.4 million, $2.4 million and $2.5 million, respectively, and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of June 30, 2021 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2021	$4,363
2022	8,917
2023	8,758
2024	8,490
2025	4,422
2026 and thereafter	5,947
Total lease payments	40,897
Less:
Imputed interest	(7,240)
Lease liabilities	33,657
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(280)
Lease liabilities, net	33,377

As of June 30, 2021 (unaudited) and December 31, 2020, the weighted average remaining lease term is 4.9 and 5.3 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.19% as of June 30, 2021 (unaudited) and December 31, 2020.

16. Commitments and Contingencies

Letters of Credit

As of June 30, 2021 (unaudited) and December 31, 2020, we had a total of $4.3 million and $4.7 million respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time arising in the normal course of business. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Management believes that the outcome of our various legal proceedings, singly or in the aggregate, will not have a material impact on our financial position, results of operations, or liquidity.

17. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), the Company incurred $0.3 million, $0.2 million, $0.5 million and $47.0 thousand, respectively, related to these services. The related expense is reflected in general and administrative expense in the consolidated statements of operations.

The spouse of Mitch Benson, our Chief Product Officer, is an employee of the Company. Mr. Benson has been an employee of the Company since 2014 and our Chief Product Officer since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2020 base salary and short-term incentive award was approximately $0.2 million in the aggregate. Ms. Gunther held RSUs that were converted into cash awards in the Take-Private Transaction with a value of approximately $0.1 million that vested in 2020, and was granted a 2020 target long-term incentive award with a value of approximately $0.1 million. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions.

In connection with our entry into our Credit Facilities on March 24, 2020, affiliates of Thoma Bravo collectively acquired $129.2 million of our Term Loan and as of June 30, 2021 (unaudited), affiliates of Thoma Bravo collectively owned $131.3 million of our Term Loan. Interest paid to affiliates of Thoma Bravo during the unaudited six and three months ended June 30, 2021 (Successor) and unaudited three months ended June 30, 2020 (Successor) were $5.3 million, $2.5 million, and $2.9 million, respectively. In connection with our principal payment made in August 2021, $37.4 million of the payment was applied to the Term Loan held by affiliates of Thoma Bravo. Refer to Note 10—Credit Facilities for additional information regarding the principal payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Condensed Consolidated Financial Data for the year ended December 31, 2020 and the related notes thereto, which are included in the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with the Company’s initial public offering (the “IPO”). The following discussion contains forward-looking statements that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the section entitled “Risk Factors” of the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with our IPO and in the “Forward Looking Statements” section of this Quarterly Report on Form 10-Q. As a result, our actual results may differ materially from those contained or anticipated in these forward-looking statements.

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic content. Schools standardize on Instructure’s solutions as their core learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the footprint of our platform, including through our acquisitions of MasteryConnect, Certica and Eesysoft to add assessment and analytics capabilities. Our platform becomes deeply ingrained into our customers’ instructional workflows.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching and learning. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students. The following chart demonstrates our technology expansion and key financial and customer milestones.

For the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor), and three months ended March 31, 2020 (Predecessor):

•
Our revenue was $187.5 million, $93.6 million, $61.4 million, and $71.4 million, respectively.
•
Our net loss was $54.8 million, $21.7 million, $76.6 million, and $22.2 million, respectively.
•
Our adjusted EBITDA was $63.8 million, $31.2 million, $13.4 million, and $4.8 million, respectively.
•
Our operating cash flow was $(52.4) million, $6.4 million, $(58.3) million, and $(57.1) million, respectively.
•
Our free cash flow was $(54.0) million, $5.2 million, $(58.3) million, and $(57.8) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures, see “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measure.

Recent Developments

On July 26, 2021, the Company completed its initial public offering (“IPO”) of 12,500,000 shares of common stock at an offering price of $20.00 per share. The Company received net proceeds of $233.1 million after deducting underwriting discounts and commissions. This discussion and analysis reflects our financial condition and results of operations for the unaudited six and three months ended June 30, 2021 (Successor), unaudited three months ended June 30, 2020 (Successor) and unaudited three months ended March 31, 2020 (Predecessor), prior to the completion of our IPO.

Impact of COVID-19

Although the COVID-19 pandemic caused general business disruption worldwide beginning in January 2020, it also created a set of conditions in which students of all ages have been learning from home for a year, causing schools to rapidly adopt or upgrade online platforms for students and teachers to conduct lessons remotely. In response to the pandemic, the U.S. government has also passed stimulus legislation that has directed over $280 billion of funding to education initiatives to date, with future stimulus spending expected in both the U.S. and international regions. These circumstances have resulted in an increase in our operational performance, cash flows, and financial condition. We believe that the COVID-19 pandemic has accelerated adoption of our learning platform, which we expect will generate additional opportunities for us in the future.

While we have experienced a significant increase in customers due to the pandemic, the aforementioned factors have also driven increased usage of our services and have required us to expand our network and data storage and processing capacity, particularly third-party cloud hosting, which has resulted, and is continuing to result, in an increase in our operating costs. Therefore, the recent increase in usage of our platform has adversely impacted, and may continue to adversely impact, our gross margin.

There is no assurance that we will experience a continued increase in the adoption of our learning platform or that new or existing customers will continue to utilize our service after the COVID-19 pandemic has tapered. Moreover, the tapering of the COVID-19 pandemic, particularly as vaccinations become widely available, may result in a decline in customers once students are no longer attending school from home.

As part of our response to the COVID-19 pandemic, we have implemented an internal initiative to ensure the support and retention of our customers. This initiative is a collaboration between multiple organizations and teams at Instructure to help ensure renewal and growth in statewide deals. The initiative includes monitoring usage, developing a statewide communication plan, establishing user groups, creating marketing and advocacy materials, and keeping leadership informed of status, risks, and wins.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Increase Adoption of Cloud-Based Software by Higher Education and K-12 Institutions

Our ability to increase market adoption of our platform is driven by the overall adoption of cloud applications and infrastructure by academic institutions. We believe that Higher Education and K-12 institutions are poised to accelerate the pace of cloud adoption to support near-term online educational needs, as a result of the COVID-19 pandemic, and to withstand future challenges. Academic institutions that relied upon on-premises solutions to support remote operations faced significant delays at the height of the pandemic. In order to continue providing a high-quality education and support in-person, remote, and hybrid learning, institutions must make a fundamental shift to adopt cloud-based collaboration solutions. As the leader in the market for cloud-based learning technology, we believe the imperative for these institutions to adopt cloud infrastructure will increase demand for our platform and broaden our customer base.

Grow Our Customer Base

We believe there is significant opportunity to grow our customer base in Higher Education and K-12. The growth of our Higher Education customer base is primarily dependent on the replacement of legacy systems with our cloud-native platform in North America and our continued expansion efforts internationally. The growth of our K-12 customer base is primarily dependent on our ability to surround currently implemented free solutions with our learning platform and, in connection therewith, monetize demand for our broad capabilities. We intend to expand our customer base by continuing to make targeted and prudent investments in sales and marketing and customer support.

Cross-sell into our Existing Customer Base

Most of our customers initially engage with us using our Canvas LMS solution, and then we are generally able to cross-sell our other solutions as these customers become aware of the benefits of our broad capabilities, including learning, assessments, analytics, student success, program management, digital courseware, and global online learning. Our future revenue growth is dependent upon our ability to expand our customers’ use of our learning platform. Our ability to increase sales to existing customers depends on a number of factors, including customer satisfaction, competition, pricing, economic conditions, and spending by customers.

Key Components of Results of Operations

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services.

Subscription revenue is derived from customers using our learning platform and is driven primarily by the number of customers, the number of users at each customer, the price of our applications and renewals. Support revenue is derived from customers purchasing additional support beyond the standard support that is included in the basic SaaS fee. Our contracts typically vary in length between one and five years. Subscriptions and support are non-cancelable and are billed in advance on an annual basis. All subscription and support fees billed are initially recorded in deferred revenue and recognized ratably over the subscription term.

Professional services and other revenue are derived primarily from implementation, training, and other consulting fees. Implementation services includes training and consulting services that generally take anywhere from 30 to 90 days to complete depending on customer-side complexity and timelines. It includes regularly scheduled and highly-structured activities to ensure customers progress toward better utilizing our applications. Most of these interactions take place over the phone and through the use of web meeting technology. Because we have determined the implementation services are distinct, they are recognized over time as the services are rendered, using an efforts-expended input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

We include training with every implementation and offer additional training for a fee. The training offered is focused on creating confidence among users so they can be successful with our applications. Most training is performed remotely using web meeting technology. Because we have determined that trainings are distinct, we record training revenue upon the delivery of the training. Training is recognized ratably in the same manner as subscription and support revenue described above.

In addition to our implementation and training offerings, we provide consulting services for custom application development, integrations, content services and change management consulting. These services are architected to boost customer adoption of our applications and to drive usage of features and capabilities that are unique to our company. We have determined that these services are distinct. Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended input method.

Cost of Revenue

Cost of subscription and support revenue consists primarily of the costs of our cloud hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to information technology (“IT”). Our acquired technology is amortized over the estimated remaining useful life, which is five years.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, travel, bonuses and stock-based compensation, as well as allocated overhead costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon user conference, acquisition-related amortization expenses and allocated overhead costs. We defer and amortize on a straight-line basis sales commission costs related to acquiring new contracts over a period of benefit that we have determined to be generally four years. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful life of seven years. The trade names acquired are amortized over the estimated remaining useful lives ranging from five to ten years.

Research and Development. Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new applications, features and adding incremental functionality to our platform. We amortize these costs to subscription and support cost of revenue in the consolidated statements of operations over the estimated life of the new application or incremental functionality, which is generally three years.

General and Administrative. General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services; and allocated overhead costs.

Other Income (Expense)

Other income (expense), net consists primarily of interest income, interest expense, and the impact of foreign currency transaction gains and losses. Interest expense is related to fees incurred to have access to our Credit Facilities with Golub Capital Markets LLC and Owl Rock Capital Advisors LLC. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

Income Tax Benefit (Expense)

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at December 31, 2020 consists of decreases in U.S. Federal and state deferred tax liabilities, due to book amortization, and of the step up in basis of intangible assets from the Take-Private Transaction.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Revenue:
Subscription and support	$84,257	$56,147	$170,611	$56,147	$65,968
Professional services and other	9,310	5,223	16,936	5,223	5,421
Total revenue	93,567	61,370	187,547	61,370	71,389
Cost of revenue:
Subscription and support(1) (2) (3)	36,163	33,979	76,047	33,979	19,699
Professional services and other(1) (3)	4,811	5,558	10,561	5,558	4,699
Total cost of revenue	40,974	39,537	86,608	39,537	24,398
Gross profit	52,593	21,833	100,939	21,833	46,991
Operating expenses:
Sales and marketing(1) (2) (3)	39,083	43,934	80,305	43,934	27,010
Research and development(1) (3)	14,279	22,117	31,368	22,117	19,273
General and administrative(1) (3)	11,196	34,441	24,547	34,441	17,295
Impairment on disposal group (3)	—	—	1,218	—	—
Total operating expenses	64,558	100,492	137,438	100,492	63,578
Loss from operations	(11,965)	(78,659)	(36,499)	(78,659)	(16,587)
Other income (expense):
Interest income	—	35	16	35	313
Interest expense	(15,670)	(18,092)	(32,930)	(18,092)	(8)
Other income (expense), net(3)	(108)	416	(742)	416	(5,738)
Total other income (expense), net	(15,778)	(17,641)	(33,656)	(17,641)	(5,433)
Loss before income taxes	(27,743)	(96,300)	(70,155)	(96,300)	(22,020)
Income tax benefit (expense)	6,050	19,726	15,391	19,726	(183)
Net loss	$(21,693)	$(76,574)	$(54,764)	$(76,574)	$(22,203)

(1)
Includes stock-based compensation as follows:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Cost of revenue:
Subscription and support	$171	$320	$395	$320	$301
Professional services and other	110	241	287	241	285
Sales and marketing	1,093	3,592	2,675	3,592	1,977
Research and development	934	5,044	2,604	5,044	1,874
General and administrative	1,450	24,631	3,382	24,631	2,672
Total stock-based compensation	$3,758	$33,828	$9,343	$33,828	$7,109

(2)
Includes amortization of acquisition-related intangibles as follows:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Cost of revenue:
Subscription and support	$15,415	$15,167	$30,830	$15,167	$1,293
Sales and marketing	17,946	17,813	35,892	17,813	1,293
Total amortization of acquisition-related intangibles	$33,361	$32,980	$66,722	$32,980	$2,586

(3)
Includes restructuring, transaction and sponsor related costs as follows:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Cost of revenue:
Subscription and support	$28	$2,056	$1,948	$2,056	$-
Professional services and other	5	786	855	786	66
Sales and marketing	201	2,286	2,452	2,286	556
Research and development	128	2,564	2,679	2,564	1,273
General and administrative	2,592	2,561	6,859	2,561	6,465
Impairment on disposal group	—	—	1,218	—	—
Other income (expense), net	—	470	—	470	(5,757)
Total restructuring, transaction and sponsor related costs	$2,954	$9,783	$16,011	$9,783	$14,117

Comparison of the unaudited Three Months Ended June 30, 2021 (Successor) and unaudited Three Months Ended June 30, 2020 (Successor) and comparison of the unaudited Six Months Ended June 30, 2021 (Successor), the unaudited period from April 1, 2020 to June 30, 2020 (Successor), and the unaudited period from January 1, 2020 to March 31, 2020 (Predecessor).

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(as a percentage of total revenue)
Revenue:
Subscription and support	90%	91%	91%	91%	92%
Professional services and other	10	9	9	9	8%
Total revenue	100	100	100	100	100
Cost of revenue:
Subscription and support	39	55	41	55	28
Professional services and other	6	9	6	9	7
Total cost of revenue	45	64	47	64	35
Gross profit	55	36	53	36	65
Operating expenses:
Sales and marketing	42	72	43	72	38
Research and development	15	36	17	36	27
General and administrative	12	56	13	56	24
Impairment on disposal group	—	—	1	—	—
Total operating expenses	69	164	74	164	89
Loss from operations	(14)	(128)	(21)	(128)	(24)
Other income (expense):
Interest income	—	—	—	—	—
Interest expense	(17)	(29)	(18)	(29)	—
Other expense	—	1	—	1	(8)
Total other income (expense), net	(17)	(28)	(18)	(28)	(8)
Loss before income taxes	(31)	(156)	(39)	(156)	(32)
Income tax benefit (expense)	6	32	8	32	(1)
Net loss	(25)%	(124)%	(31)%	(124)%	(33)%

Revenue

	Successor				Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Change		Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Subscription and support	$84,257	$56,147	$28,110	50%	$170,611	$56,147	$65,968
Professional services and other	9,310	5,223	4,087	78	16,936	5,223	5,421
Total revenue	$93,567	$61,370	$32,197	52%	$187,547	$61,370	$71,389

Three month change

Subscription and support revenue increased $28.1 million for the unaudited three months ended June 30, 2021 (Successor) due to an increase in new customers, growth from existing customers through upselling historical products and cross-selling new products, contributions from our recent acquisitions, and the effects of acquisition accounting from Accounting Standards Codification ("ASC") Topic 805 ("ASC 805").

Professional services and other revenue increased $4.1 million for the unaudited three months ended June 30, 2021 (Successor) due to the same factors discussed above.

Six month change

Subscription and support revenue was $170.6 million for the unaudited six months ended June 30, 2021 (Successor), $56.1 million for the unaudited three months ended June 30, 2020 (Successor), and $66.0 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to the increase in new and existing customers, as discussed above, as well as the effects of acquisition accounting from ASC 805.

Professional services and other revenue was $16.9 million for the unaudited six months ended June 30, 2021 (Successor), $5.2 million for the unaudited three months ended June 30, 2020 (Successor), and $5.4 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to the increase in new and existing customers, as discussed above, as well as the effects of acquisition accounting from ASC 805.

Cost of Revenue

	Successor				Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Change		Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Cost of revenue:
Subscription and support	$36,163	$33,979	$2,184	6%	$76,047	$33,979	$19,699
Professional services and other	4,811	5,558	(747)	(13)	10,561	5,558	4,699
Total cost of revenue	$40,974	$39,537	$1,437	4%	$86,608	$39,537	$24,398
Percentage of revenue	44%	64%			46%	64%	34%

Three month change

Total cost of revenue increased $1.4 million for the unaudited three months ended June 30, 2021 (Successor) due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $2.2 million for the unaudited three months ended June 30, 2021 (Successor) due to an increase in web hosting and third-party software license costs, amortization of developed and acquisition-related technology and employee-related costs. Web hosting and third-party software license costs increased $4.6 million due to the increase in total customers. Amortization costs increased $0.4 million due to the continued development of our software platform and amortization of acquisition-related technology. The increases were offset by a decrease in expense of $2.0 million related to the exit of leased property, which occurred in three months ended June 30, 2020. Additional offsets came from a decrease in employee-related costs of $0.8 million, due to lower headcount.

Professional services and other cost of revenue decreased $0.7 million for the unaudited three months ended June 30, 2021 (Successor) due to a decrease in expense of $0.8 million related to the exit of leased property, as described above. This was offset by other insignificant items, primarily related to payroll, which increased by $0.2 million.

Six month change

Subscription and support cost of revenue was $76.0 million for the unaudited six months ended June 30, 2021 (Successor), $34.0 million for the unaudited three months ended June 30, 2020 (Successor), and $19.7 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to the increase in amortization of acquisition-related intangibles of $12.8 million, an increase in web hosting expenses of $7.8 million and website expenses of $1.1 million.

Professional services and other cost of revenue was $10.6 million for the unaudited six months ended June 30, 2021 (Successor), $5.6 million for the unaudited three months ended June 30, 2020 (Successor), and $4.7 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to an increase in payroll and consulting expenses of $0.5 million, offset by a decrease in travel expense due to the ongoing COVID-19 pandemic of $0.2 million.

Operating Expenses

Sales and Marketing

	Successor				Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Change		Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Sales and marketing	$39,083	$43,934	$(4,851)	(11)%	$80,305	$43,934	$27,010
Percentage of revenue					43%	72%	38%

Three month change

Sales and marketing expenses decreased $4.9 million for the unaudited three months ended June 30, 2021 (Successor) due to a decrease in employee-related and stock-based compensation costs, and a decrease in expense in allocated overhead related to the exit of leased property which occurred in the unaudited three months ended June 30, 2020. Employee-related costs decreased $3.4 million as a result of headcount decreases following the Take-Private Transaction, and further efficiencies resulting from the remote work environment due to COVID-19. A decrease in expense of $2.1 million resulted from the exit of leased property recorded in the three months ended June 30, 2020. Other insignificant items related to increases in outside services, marketing, and travel, increased by $0.7 million, offsetting the decrease noted above.

Six month change

Sales and marketing expense was $80.3 million for the unaudited six months ended June 30, 2021 (Successor), $43.9 million for the unaudited three months ended June 30, 2020 (Successor), and $27.0 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to increases in amortization of acquisition-related intangibles of $16.5 million, and increases in outside consulting services of $0.8 million. These increases were offset by decreases employee-related costs, including severance and stock-based compensation, of $7.1 million, as well as a decrease in travel expense due to the ongoing COVID-19 pandemic of $1.1 million.

Research and Development

	Successor				Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Change		Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Research and development	$14,279	$22,117	$(7,838)	(35)%	$31,368	$22,117	$19,273
Percentage of revenue					17%	36%	27%

Three month change

Research and development expenses decreased $7.8 million for the unaudited three months ended June 30, 2021 (Successor) due to a decrease in employee-related costs, allocated overhead expenses and systems and hardware expenses. Employee-related costs decreased $7.0 million and systems and hardware costs decreased by $0.8 million as a result of headcount decreases following the Take-Private Transaction, and further efficiencies resulting from the remote work environment due to COVID-19. Allocated overhead expense decreased by $1.1 million due to the exit of leased property in three months ended June 30, 2020. These decreases were offset by an increase of $1.1 million in outside services related to engineering contractors and other expense.

Six month change

Research and development expense was $31.4 million for the unaudited six months ended June 30, 2021 (Successor), $22.1 million for the unaudited three months ended June 30, 2020 (Successor), and $19.3 million for the unaudited three months ended March 31, 2020 (Predecessor). This decrease was due to a decrease in employee-related costs, including severance and stock-based compensation, of $10.7 million. Additionally, we saw decreases in software expense of $1.4 million and decreases in office rent of $0.3 million. These decreases were offset by an increase in outside consulting expenses of $0.8 million.

General and Administrative

	Successor				Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Change		Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
General and administrative	$11,196	$34,441	$(23,245)	(67)%	$24,547	$34,441	$17,295
Percentage of revenue					13%	56%	24%

Three month change

General and administrative expenses decreased by $23.2 million for the unaudited three months ended June 30, 2021 (Successor) due to a decrease in employee-related stock-based compensation costs. Employee-related costs decreased by $23.8 million as a result of stock-based compensation expense being recognized following the Take-Private Transaction. Allocated overhead expense of $0.7 million was recognized due to the exit of leased office space in the three months ended June 30, 2020. These decreases were offset by an increase in third-party services of $1.5 million to support our recent acquisitions, continued growth, and IPO.

Six month change

General and administrative expense was $24.5 million for the unaudited six months ended June 30, 2021 (Successor), $34.4 million for the unaudited three months ended June 30, 2020 (Successor), and $17.3 million for the unaudited three months ended March 31, 2020 (Predecessor). This decrease was due to a decrease in stock-based compensation expense of $23.9 million, as well as a decrease in professional service fees and outside consulting expense related to acquisitions of $1.7 million.

Other Income (Expense), Net

	Successor				Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Change		Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Other income (expense), net	$(15,778)	$(17,641)	$1,863	(11)%	$(33,656)	$(17,641)	$(5,433)
Percentage of revenue					(18)%	(29)%	(8)%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net decreased $1.9 million for the unaudited three months ended June 30, 2021 (Successor) as a result of a reduced interest rate on our Term Loan (as defined below).

Six month change

Other income (expense), net was $(33.7) million for the unaudited six months ended June 30, 2021 (Successor), $(17.6) million for the unaudited three months ended June 30, 2020 (Successor), and $(5.4) million for the unaudited three months ended March 31, 2020 (Predecessor). This increase in expense was due to an increase in interest expense related to our Term Loan of $14.8 million. This increase in expense was offset by gains from disposal of fixed assets of $5.6 million.

Liquidity and Capital Resources

As of June 30, 2021 (unaudited) and December 31, 2020, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $74.5 million and $151.0 million, respectively, which was held for working capital purposes, as well as the available balance of our Credit Facilities, (as defined below). As of June 30, 2021 (unaudited) and December 31, 2020, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations, debt financing and equity contributions from Thoma Bravo, and more recently our IPO. We believe our existing cash and cash equivalents, our Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021 (unaudited), we had deferred revenue of $250.7 million, of which $237.3 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2020, we had deferred revenue of $204.9 million, of which $192.9 million was recorded as a current liability.

The following table shows our cash flows for the unaudited six months ended June 30, 2021 (Successor), the unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor):

	Successor		Predecessor
	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2020
		(in thousands)
Net cash used in operating activities	$(52,367)	$(58,325)	$(57,058)
Net cash provided by (used in) investing activities	28,405	(1,904,086)	14,871
Net cash provided by (used in) financing activities	(52,457)	2,009,483	(346)

Our cash flows are subject to seasonal fluctuations. A significant portion of our contracts have terms that coincide with our academic customers’ typical fiscal year-end of June 30. Historical experience has shown an increase in new and renewed contracts as well as anniversary billings, all of which immediately precede the beginning of our academic customers’ typical fiscal year-end. We typically invoice SaaS fees annually upfront with credit terms of net 30 or 60 days. In turn, our cash flows from operations are affected by this seasonality and are typically reflected in higher cash flow, accounts receivable and deferred revenue balances for the second and third quarter of each year.

Credit Facilities

On March 24, 2020, we entered into a credit agreement with a syndicate of lenders and Golub Capital Markets LLC, as administrative agent and collateral agent, and Golub Capital Markets LLC and Owl Rock Capital Advisors LLC, as joint bookrunners and joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a senior secured term loan facility (the “Initial Term Loan”) in an original aggregate principal amount of $775.0 million, which was supplemented by an incremental term loan pursuant to the First Incremental Amendment and Waiver to Credit Agreement, dated as of December 22, 2020, in a principal amount of $70.0 million (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan”). The Credit Agreement also provides for a senior secured revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility includes a $10.0 million sublimit for the issuance of letters of credit.

The Credit Agreement requires us to repay the principal of the Term Loan in equal quarterly repayments equal to 0.25% of the original principal amount of Term Loan. Further, until the last day of the quarter ending June 30, 2021, the Credit Facilities bore interest at a rate equal to (i) 6.00% plus the highest of (x) the prime rate (as determined by reference to the Wall Street Journal), (y) the Federal funds open rate plus 0.50% per annum, and (z) a daily Eurodollar rate based on an interest period of one month plus 1.00% per annum or (ii) the Eurodollar rate plus 7.00% per annum, subject to a 1.00% Eurodollar floor. Thereafter, on the last day of each of the five full fiscal quarters, we have the option ("Pricing Grid Election") to (i) retain the aforementioned applicable margins or (ii) switch to the applicable margins set forth on a pricing grid which, subject to certain pro forma total net leverage ratio limits, provides for applicable margins ranging from 5.50% to 7.00%, in the case of Eurodollar loans, and 4.50% to 6.00% in the case of ABR Loan. The applicable margins set forth on the pricing grid become mandatory beginning on the tenth full fiscal quarter ending after March 24, 2020.

On May 27, 2021, the Company exercised its option to make a Pricing Grid Election. As a result, the Company’s applicable margin for Eurodollar loans under the Credit Facilities is 5.5%.

We are also required to pay a commitment fee of up to 0.50% per annum of unused commitments under the Revolving Credit Facility, letter of credit fees on a per annum basis, and customary fronting, issuance, and administrative fees for the issuance of letters of credit.

As of June 30, 2021 (unaudited), we had outstanding borrowings of $787.7 million of the Term Loan, no outstanding borrowings under our Revolving Credit Facility and $4.3 million outstanding under letters of credit, respectively. With proceeds from our IPO, we made a principal payment in August 2021 of $224.3 million on our outstanding Term Loan. In connection with the payment, we also incurred a 1.5% prepayment premium.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the unaudited six months ended June 30, 2021 (Successor) was $52.4 million, which was attributable to a net loss of $54.8 million adjusted for certain non-cash items, including $4.8 million of stock-based compensation expense, $68.5 million depreciation and amortization, $1.2 million in amortization of debt discount and issuance costs, $1.2 million of impairment on disposal group, and $1.4 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $15.4 million. Working capital sources of cash included a net increase of $52.9 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $7.0 million, accounts payable and accrued liabilities increased by $0.2 million, deferred commissions increased by $2.4 million, lease liabilities increased by $3.1 million, and other liabilities increased by $.3 million. These were offset by a net decrease of $6.4 million in right-of-use assets.

Net cash used in operating activities during the unaudited three months ended June 30, 2020 (Successor) was $58.3 million, which was attributable to our net loss of $76.6 million adjusted for certain non-cash items, including $34.1 million of depreciation and amortization, and $1.8 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $19.9 million. Working capital sources of cash included a net increase of $4.4 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year. Prepaid expenses and other current assets decreased by $9.8 million, right-of-use assets decreased by $3.7 million, and other liabilities decreased by $3.9 million. These were offset by increases in deferred commissions of $7.8 million and $3.8 million in accounts payable and accrued liabilities.

Net cash used in operating activities during the unaudited three months ended March 31, 2020 (Predecessor) was $57.1 million, which was attributable to our net loss of $22.2 million adjusted for certain non-cash items, including $7.1 million of stock-based compensation expense, $5.6 million of depreciation and amortization, and $2.0 million in other non-cash items. Working capital sources of cash included a net increase of $25.1 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year. As a result of our leasing activity, our right-of-use assets and lease liabilities resulted in a net decrease of $3.0 million. Accounts payable and accrued liabilities increased by $2.2 million, while deferred commissions increased by $1.5 million. These were offset by a decrease of $25.1 million in prepaid expenses and other current assets due to renewal of annual contracts to begin fiscal year 2020.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash provided by investing activities during the unaudited six months ended June 30, 2021 (Successor) was $28.4 million, consisting of $46.0 million due to the sale of our getBridge, LLC business, which was offset by acquisition of Eesysoft Software International B.V. of $16.0 million, and purchases of property and equipment of $1.6 million.

Net cash used in investing activities during the unaudited three months ended June 30, 2020 (Successor) was $1,904.1 million, consisting of business acquisitions of $1,904.1 million.

Net cash provided by investing activities during the unaudited three months ended March 31, 2020 (Predecessor) was $14.9 million, consisting of cash maturities of our marketable securities of $15.6 million. These were offset by purchases of property and equipment of $0.7 million.

Financing Activities

Our financing activities have consisted of borrowings of long-term debt and capital contributions received from stockholders.

Net cash used in financing activities during the unaudited six months ended June 30, 2021 (Successor) was $52.5 million, which consisted of $51.5 million of principal payments made on our long-term debt and distributions to stockholders of $0.9 million.

Net cash provided by financing activities during the unaudited three months ended June 30, 2020 (Successor) was $2,009.5 million, which was from borrowings under our Credit Facilities and contributions from stockholders. Total borrowings net of debt discount and issuance costs totaled $763.3 million, which was offset by $1.9 million of principal payments made during the period. Total proceeds from contributions from stockholders was $1,248.1 million.

Net cash used in financing activities during the unaudited three months ended March 31, 2020 (Predecessor) was $0.3 million, which consisted of $1.1 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options, offset by $1.4 million in shares repurchased for tax withholdings on vesting of restricted stock.

Contractual Obligations and Commitments

As of June 30, 2021, there had been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with our IPO.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2021 and 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2—Summary of Significant Accounting Policies included in this 10-Q.

Recent Accounting Pronouncement

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance and liquidity. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Other Financial Data:
Non-GAAP operating income (1)	30,442	11,841	62,669	11,841	1,468
Free cash flow (2)	5,184	(58,347)	(53,950)	(58,347)	(57,771)
Adjusted EBITDA (3)	31,198	13,393	63,758	13,393	4,809
Allocated Combined Receipts (4)	95,901	74,809	194,639	74,809	71,389

(1)
We define “non-GAAP operating income” as loss from operations excluding the impact of stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica acquisition that we do not believe are reflective of our ongoing operations.
(2)
We define “free cash flow” as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment.
(3)
“EBITDA” is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, provision for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica acquisition.
(4)
“Allocated Combined Receipts” is defined as the combined receipts of our Company and companies that we have acquired allocated to the period of service delivery. We calculate Allocated Combined Receipts as the sum of (i) revenue and (ii) the impact of fair value adjustments to acquired unearned revenue related to the Take-Private Transaction and Certica acquisition that we do not believe are reflective of our ongoing operations.

Non-GAAP Operating Income

We define non-GAAP operating income as loss from operations excluding the impact of stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica acquisition that we do not believe are reflective of our ongoing operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Loss from operations	(11,965)	(78,659)	(36,499)	(78,659)	(16,587)
Stock-based compensation	3,758	33,828	9,343	33,828	7,109
Restructuring, transaction and sponsor related costs	2,954	10,253	16,011	10,253	8,360
Amortization of acquisition-related intangibles	33,361	32,980	66,722	32,980	2,586
Fair value adjustments to deferred revenue in connections with purchase accounting	2,334	13,439	7,092	13,439	—
Non-GAAP operating income	$30,442	$11,841	$62,669	$11,841	$1,468

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be an important measure because it measures the amount of cash we generate and reflects changes in working capital. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board concerning our liquidity.

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods indicated:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Net cash provided by (used in) operating activities	$6,365	$(58,325)	$(52,367)	$(58,325)	$(57,058)
Purchases of property and equipment and intangible assets	(1,196)	(51)	(1,607)	(51)	(732)
Proceeds from disposals of property and equipment	15	29	24	29	19
Free cash flow	$5,184	$(58,347)	$(53,950)	$(58,347)	$(57,771)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, provision (benefit) for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica acquisition. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and Board. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Net Loss	$(21,693)	$(76,574)	$(54,764)	$(76,574)	$(22,203)
Interest on outstanding debt and loss on debt extinguishment	15,653	18,092	32,923	18,092	—
Provision (benefit) for taxes	(6,050)	(19,726)	(15,391)	(19,726)	183
Depreciation	879	1,098	1,818	1,098	2,982
Amortization	2	3	4	3	35
Stock-based compensation	3,758	33,828	9,343	33,828	7,109
Restructuring, transaction and sponsor related costs	2,954	10,253	16,011	10,253	14,117
Amortization of acquisition-related intangibles	33,361	32,980	66,722	32,980	2,586
Fair value adjustments to deferred revenue in connection with purchase accounting	2,334	13,439	7,092	13,439	—
Adjusted EBITDA	$31,198	$13,393	$63,758	$13,393	$4,809

Allocated Combined Receipts

We define Allocated Combined Receipts as the combined receipts of our Company and companies that we have acquired allocated to the period of service delivery. We calculate Allocated Combined Receipts as the sum of (i) revenue and (ii) the impact of fair value adjustments to acquired unearned revenue related to the Take-Private Transaction and Certica acquisition that we do not believe are reflective of our ongoing operations. Management uses this measure to evaluate organic growth of the business period over period, as if the Company had operated as a single entity and excluding the impact of acquisitions or adjustments due to purchase accounting. Organic growth in current and future periods is driven by sales to new customers and the addition of additional subscriptions and functionality to existing customers, offset by customer cancellations or reduced subscriptions upon renewal.

We believe that it is important to evaluate growth on this organic basis, as it is an indication of the success of our services from the customer’s perspective that is not impacted by corporate events such as acquisitions or the fair value estimates of acquired unearned revenue. We believe this measure is useful to investors because it illustrates the trends in our organic revenue growth and allows investors to analyze the drivers of revenue on the same basis as management.

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Successor				Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
	(in thousands)
Revenue	$93,567	$61,370	$187,547	$61,370	$71,389
Fair value adjustments to deferred revenue in connection with purchase accounting	2,334	13,439	7,092	13,439	—
Allocated Combined Receipts	$95,901	$74,809	$194,639	$74,809	$71,389

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this prospectus are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
risks associated with future stimulus packages approved by the U.S. federal government;
•
risks associated with failing to continue our recent growth rates;
•
our ability to acquire new customers and successfully retain existing customers;
•
the effects of the increased usage of, or interruptions or performance problems associated with, our learning platform;
•
the impact on our business and prospects from the effects of the current COVID-19 pandemic;
•
our history of losses and expectation that we will not be profitable for the foreseeable future;
•
the impact of adverse general and industry-specific economic and market conditions;
•
risks to our revenue from changes in the spending policies or budget priorities for government funding of Higher Education and K-12 institutions;
•
our ability to grow our business effectively, to scale our business and to manage our expenses;
•
risks caused by delays in upturns or downturns being reflected in our operating results;
•
risks and uncertainties associated with potential acquisitions;
•
our ability to use net operating losses to offset future taxable income;
•
our ability to change our pricing models, if necessary to compete successfully;
•
the length and unpredictability of our sales cycles;
•
risks associated with failure to develop our sales and marketing capabilities;
•
the competitiveness of the market in which we operate;
•
risks associated with joint ventures, platform partnerships and strategic alliances;
•
our ability to offer high-quality professional services and support;
•
the effectiveness of our expense reduction plan;
•
risks associated with international operations;
•
our reliance on our management team and other key employees, including the effects of recent significant changes to our executive leadership team and the resulting transitions;
•
our ability to attract and retain qualified personnel;
•
our ability to maintain our company culture as we grow;
•
risks related our brand recognition and reputation;
•
the complexity and time-consuming nature of our billing and collections processing;
•
our ability to adapt and respond to rapidly changing technology, evolving industry standards and changing customer needs;
•
the impact of potential information technology or data security breaches or other cyberattacks or other disruptions;
•
risks associated with our use of open source software, including that we make a substantial portion of the source code for Canvas available under the terms of an open source license;

•
risks relating to our reliance on third-party software and intellectual property licenses;
•
the impact of real or perceived errors, failures or bugs in our solutions;
•
risks associated with lawsuits by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights;
•
our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights;
•
risks related to incorrect or improper use of our solutions or our failure to properly train customers on how to utilize our solutions;
•
privacy laws and regulations, including changes thereto, applicable to our business;
•
risks relating to non-compliance with FERPA, COPPA and other regulatory regimes applicable to our business;
•
risks related to changes in tax laws;
•
the impact of export and import control laws and regulations;
•
risk relating to non-compliance with anti-corruption, anti-bribery and similar laws;
•
our ability to comply with complex procurement rules and regulations;
•
risks related to future litigation;
•
risks related to our existing and future indebtedness;
•
our ability to develop and maintain proper and effective internal control over financial reporting;
•
our management team’s limited experience managing a public company
•
our ability to correctly estimate market opportunity and forecast market growth;
•
the impact of any catastrophic events;
•
our ability to raise additional capital or generate cash flows necessary to expand operations and invest in new technologies; and
•
other factors disclosed in the section entitled “Risk Factors” and elsewhere in this prospectus.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Risk Factors” in the Prospectus dated July 21, 2021 filed with the SEC in connection with our IPO. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this prospectus in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this prospectus are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates and inflation. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited six and three months ended June 30, 2021 (Successor), the unaudited three months ended June 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $74.5 million and $151.0 million as of June 30, 2021 (unaudited) and December 31, 2020, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At June 30, 2021 (unaudited) and December 31, 2020, we also had in place a $50.0 million Revolving Credit Facility, with availability of $50.0 million, and approximately $787.7 million and $839.2 million in Term Loans, respectively, both of which bear interest at 5.50%, plus a variable applicable margin. At June 30, 2021 (unaudited) and December 31, 2020, the applicable margin was 1.0% for the Revolving Credit Facility and 1.0% for the Term Loans.

We have an agreement to maintain cash balances at a financial institution of no less than $4.3 million as collateral for several letters of credit for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the unaudited six and three months ended June 30, 2021 (Successor), the unaudited three months ended June 30, 2020 (Successor), or unaudited three months ended March 31, 2020 (Predecessor) because substantially all of our sales are denominated in U.S. dollars, which have not been subject to material currency inflation, and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. With the potential exception of the below matter (which we believe is without merit and which we intend to vigorously defend against), we are not presently party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

In February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Predecessor, relating to the Take Private Transaction. The complaint alleges that such directors and officers breached their fiduciary duties in connection with the Take Private Transaction, and that Instructure Holdings, LLC and Thoma Bravo aided and abetted such breaches. Plaintiffs seek damages of an unidentified amount, interest, and attorneys’ and experts’ fees and expenses.

The defendants moved to dismiss the complaint on May 3, 2021. We do not believe these claims have merit and intend to vigorously defend against them.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in section entitled “Risk Factors” included in our Prospectus dated July 21, 2021 filed with the SEC in connection with our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 26, 2021, the Company completed its IPO of 12,500,000 shares of its common stock at a public offering price of $20.00 per share, receiving $228.1 million in net proceeds, after deducting the underwriting discounts and commissions and offering expenses. The Company’s sale of common stock in connection with its IPO was completed pursuant to a Registration Statement on Form S-1 (File No. 333-257473), which was declared effective on July 21, 2021.

The managing underwriters of the IPO were Morgan Stanley & Co. LLC, Jefferies LLC, Barclays Capital Inc. and Evercore Group L.L.C. No offering expenses were paid directly or indirectly to any of our officers or directors (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. All of the IPO proceeds have been used as described in the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with the IPO.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: August 18, 2021	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)