Form 10-Q
period 2021-09-30
INSTRUCTURE HOLDINGS, INC.
filed 2021-11-10
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2021, there were 140,423,852 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,487	$146,212
Accounts receivable—net	54,759	47,315
Prepaid expenses	16,831	12,733
Deferred commissions	10,193	6,663
Assets held for sale	—	57,334
Other current assets	2,913	3,083
Total current assets	312,183	273,340
Property and equipment, net	10,264	11,289
Right-of-use assets	19,352	26,904
Goodwill	1,186,676	1,172,395
Intangible assets, net	660,030	755,349
Noncurrent prepaid expenses	2,493	6,269
Deferred commissions, net of current portion	18,568	16,434
Other assets	5,724	6,651
Total assets	$2,215,290	$2,268,631
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,271	$13,302
Accrued liabilities	24,529	23,638
Lease liabilities	6,482	6,037
Long-term debt, current	2,235	6,118
Liabilities held for sale	—	11,834
Deferred revenue	270,421	192,864
Total current liabilities	325,938	253,793
Long-term debt, net of current portion	514,970	820,925
Deferred revenue, net of current portion	16,667	12,015
Lease liabilities, net of current portion	25,479	30,670
Deferred tax liabilities	38,347	58,601
Other long-term liabilities	4,896	4,643
Total liabilities	926,297	1,180,647
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 and 252,480 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020, respectively; 140,423 and 126,219 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020, respectively.	1,404	1,262
Additional paid-in capital	1,533,595	1,264,703
Accumulated deficit	(246,006)	(177,981)
Total stockholders’ equity	1,288,993	1,087,984
Total liabilities and stockholders’ equity	$2,215,290	$2,268,631

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
Revenue:
Subscription and support	$96,163	$73,313	$266,774	$129,460	$65,968
Professional services and other	11,058	8,459	27,994	13,682	5,421
Total revenue	107,221	81,772	294,768	143,142	71,389
Cost of revenue:
Subscription and support	36,528	35,996	112,575	69,975	19,699
Professional services and other	4,939	5,034	15,500	10,592	4,699
Total cost of revenue	41,467	41,030	128,075	80,567	24,398
Gross profit	65,754	40,742	166,693	62,575	46,991
Operating expenses:
Sales and marketing	40,553	40,100	120,858	84,034	27,010
Research and development	15,823	14,619	47,191	36,736	19,273
General and administrative	14,396	13,092	38,943	47,533	17,295
Impairment on held-for-sale goodwill	—	29,612	—	29,612	—
Impairment on held-for-sale assets	—	3,389	1,218	3,389	—
Total operating expenses	70,772	100,812	208,210	201,304	63,578
Loss from operations	(5,018)	(60,070)	(41,517)	(138,729)	(16,587)
Other income (expense):
Interest income	—	5	13	40	313
Interest expense	(11,251)	(16,357)	(44,178)	(34,449)	(8)
Other income (expense)	(1,623)	187	(2,365)	603	(5,738)
Total other income (expense), net	(12,874)	(16,165)	(46,530)	(33,806)	(5,433)
Loss before income taxes	(17,892)	(76,235)	(88,047)	(172,535)	(22,020)
Income tax benefit (expense)	4,631	16,062	20,022	35,788	(183)
Net loss and comprehensive loss	$(13,261)	$(60,173)	$(68,025)	$(136,747)	$(22,203)
Net loss per common share, basic and diluted	$(0.10)	$(0.48)	$(0.52)	$(1.08)	$(0.58)
Weighted average common shares used in computing basic and diluted net loss per common share	136,647	126,240	129,643	126,240	38,369

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common		Common
	Stock, $0.0001		Stock, $0.01		Additional		Total
	Par Value		Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Successor Balances at June 30, 2021	—	$—	126,001	$1,260	$1,268,683	$(232,745)	$1,037,198
Repurchase of TopCo Units	—	—	(2)	—	(7)	—	(7)
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	—	—	14,175	142	259,462	—	259,604
Vesting of restricted stock units	—	—	306	3	(3)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(57)	(1)	(1,317)		(1,318)
Stock-based compensation	—	—	—	—	6,777	—	6,777
Net loss	—	—	—	—	—	(13,261)	(13,261)
Successor Balances at September 30, 2021	—	$—	140,423	$1,404	$1,533,595	$(246,006)	$1,288,993

Successor Balances at June 30, 2020	—	$—	126,240	$1,262	$1,247,358	$(76,574)	$1,172,046
Additional capital contribution	—	—	—	—	8,802	—	8,802
Stock-based compensation	—	—	—	—	3,008	—	3,008
Net loss	—	—	—	—	—	(60,173)	(60,173)
Successor Balances at September 30, 2020	—	$—	126,240	$1,262	$1,259,168	$(136,747)	$1,123,683

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common		Common
	Stock, $0.0001		Stock, $0.01		Additional		Total
	Par Value		Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Successor Balances at December 31, 2020	—	$—	126,219	$1,262	$1,264,703	$(177,981)	$1,087,984
Repurchase of TopCo Units	—	—	(220)	(2)	(928)	—	(930)
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	—	—	14,175	142	259,462	—	259,604
Vesting of restricted stock units	—	—	306	3	(3)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(57)	(1)	(1,317)	—	(1,318)
Stock-based compensation	—	—	—	—	11,678	—	11,678
Net loss	—	—	—	—	—	(68,025)	(68,025)
Successor Balances at September 30, 2021	—	$—	140,423	$1,404	$1,533,595	$(246,006)	$1,288,993

Predecessor Balances at December 31, 2019	38,257	$3	—	$—	$493,795	$(348,241)	$145,557
Exercise of common stock options	131	—	—	—	1,067	—	1,067
Vesting of restricted stock units	233	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,308	—	7,308
Shares withheld for tax withholding on vesting of restricted stock units	(29)	—	—	—	(1,413)	—	(1,413)
Net loss	—	—	—	—	—	(22,203)	(22,203)
Predecessor Balances at March 31, 2020	38,592	3	—	—	500,757	(370,444)	130,316
Cancellation of Predecessor equity	(38,592)	(3)	—	—	(500,757)	370,444	(130,316)
Take-Private Transaction	—	—	126,240	1,262	1,139,526	—	1,140,788
Additional capital contribution	—	—	—	—	116,538	—	116,538
Stock-based compensation	—	—	—	—	3,104	—	3,104
Net loss	—	—	—	—	—	(136,747)	(136,747)
Successor Balances at September 30, 2020	—	$—	126,240	$1,262	$1,259,168	$(136,747)	$1,123,683

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2020
Operating activities:
Net loss	$(68,025)	$(136,747)	$(22,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,728	2,427	2,982
Amortization of intangible assets	100,319	65,602	2,620
Amortization of deferred financing costs	1,958	1,018	—
Impairment on disposal group	1,218	3,389	—
Impairment on held-for-sale goodwill	—	29,612	—
Stock-based compensation	11,532	3,116	7,109
Deferred income taxes	(20,254)	(36,062)	—
Other	1,565	1,381	1,959
Changes in assets and liabilities:
Accounts receivable, net	(7,700)	(23,179)	11,903
Prepaid expenses and other assets	80	21,383	(25,121)
Deferred commissions	(5,596)	(19,010)	1,469
Right-of-use assets	7,552	5,294	4,509
Accounts payable and accrued liabilities	8,634	(11,796)	2,187
Deferred revenue	80,470	131,855	(36,983)
Lease liabilities	(4,746)	(338)	(7,489)
Other liabilities	(919)	4,015	—
Net cash provided by (used in) operating activities	108,816	41,960	(57,058)
Investing activities:
Purchases of property and equipment	(2,800)	(858)	(732)
Proceeds from sale of property and equipment	40	67	19
Proceeds from sale of Bridge	46,018	—	—
Business acquisitions, net of cash received	(16,886)	(1,904,064)	—
Maturities of marketable securities	—	—	15,584
Net cash provided by (used in) investing activities	26,372	(1,904,855)	14,871
Financing activities:
IPO proceeds, net of offering costs paid of $5,719	259,604	—	—
Proceeds from issuance of common stock from employee equity plans	—	—	1,067
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,318)	—	(1,413)
Proceeds from issuance of term debt, net of discount	—	763,276	—
Proceeds from contributions from stockholders	—	1,257,327	—
Distributions to stockholders	(930)	—	—
Repayments of long-term debt	(307,882)	(3,875)	—
Term Loan prepayment premium	(3,827)	—	—
Net cash provided by (used in) financing activities	(54,353)	2,016,728	(346)
Net increase (decrease) in cash, cash equivalents, and restricted cash	80,835	153,833	(42,533)
Cash, cash equivalents, and restricted cash, beginning of period	150,953	58,703	101,236
Cash, cash equivalents, and restricted cash, end of period	$231,788	$212,536	$58,703
Supplemental cash flow disclosure:
Cash paid for taxes	$556	$257	$32
Interest paid	$42,302	$33,258	—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$62	$20	$79

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Successor		Predecessor
	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2020

Cash and equivalents	$227,487	$208,012	$53,889
Restricted cash	4,301	4,524	4,814
Total cash, cash equivalents, and restricted cash	$231,788	$212,536	$58,703

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. is a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by the Thoma Bravo Fund XIII, L.P. (“Thoma Bravo”) for the purpose of purchasing (the “Take- Private Transaction”) Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc. As a result of the Take-Private Transaction, the accompanying consolidated financial statements are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented and are therefore not comparable. The period from January 1, 2020 through March 31, 2020 (the “Predecessor Period”) includes all of the accounts of Instructure, Inc. (the “Predecessor”) and the periods beginning April 1, 2020 (the “Successor Period”) include all of the accounts of Instructure Holdings, Inc. (the “Successor”). For accounting purposes, the “Acquisition Date” for the Take- Private Transaction has been designated as March 31, 2020, as the operating results and change in financial position for the intervening period from March 24, 2020 to March 31, 2020 is not material. Except as otherwise stated, the financial information, accounting policies, and activities of the Successor and the Predecessor are referred to as those of the company (the “Company” or “Instructure”). See Note 4—Acquisitions for further information.

Instructure, Inc. was incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, and Singapore.

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

On July 9, 2021, the Company effected a 126,239.815-for-1 stock split of its issued and outstanding shares of common stock and made comparable and equitable adjustments to its equity awards in accordance with the terms of the awards. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split. In connection with the stock split, on July 9, 2021, the Company’s board of directors and stockholders approved the Certificate of Amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000 shares to 500,000,000 shares and to increase the number of authorized shares of preferred stock from zero shares to 50,000,000 shares. No preferred stock has been issued or outstanding.

On July 26, 2021, the Company completed its initial public offering (“IPO”) of 12,500,000 shares of common stock at an offering price of $20.00 per share. The Company received net proceeds of $233.1 million after deducting underwriting discounts and commissions. On August 19, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,675,000 shares of common stock at the offering price of $20.00 per share. The Company received additional net proceeds of $31.3 million after deducting underwriting discounts and commissions.

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

Operating Segments

We operate in a single operating segment, cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found on the consolidated financial statements.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders in both the Successor Period and the Predecessor Period is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents in the Predecessor Period, and restricted stock units are considered to be common stock equivalents in the Successor Period.

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

As of September 30, 2021 (unaudited) and December 31, 2020, our largest customer's outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance represented 13.0% and 11.3%, respectively. There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of September 30, 2021 (unaudited) and December 31, 2020.

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

We are exposed to credit losses primarily through our receivables from customers. We develop estimates to reflect the risk of credit loss which are based on historical loss trends adjusted for asset specific attributes, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection, managing dispute resolution and performing timely account reconciliations. Our provisions for credit loss balances at September 30, 2021 (unaudited) and December 31, 2020 were $0.9 million and $0.9 million, respectively.

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

Leases

We enter into operating lease arrangements for real estate assets related to office space. Consistent with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“Topic 842”), the Company determines if an arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases are included as right-of-use assets and lease liabilities in the consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

Fair Value

Our short-term financial instruments include accounts receivable, accounts payable and accrued liabilities and are carried on the consolidated balance sheets as of September 30, 2021 (unaudited), and December 31, 2020 at amounts that approximate fair value due to their short-term maturity dates.

Goodwill

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in our use of acquired assets or the strategy of our overall business; (3) significant negative industry or economic trends; and (4) a significant decline in our stock price for a sustained period. We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole. Our annual impairment test performed during the Successor 2020 Period did not result in any impairment of the goodwill balance. Refer to Note 9—Assets and Liabilities Held for Sale for additional information regarding impairment of goodwill. We did not recognize any additional impairment charges in any of the periods presented. We have no other intangible assets with indefinite useful lives.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Consistent with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The timing of revenue recognition may differ from the timing of invoicing our customers. We record an unbilled receivable, which is included within accounts receivable—net on our consolidated balance sheets, when revenue is recognized prior to invoicing. Unbilled receivable balances as of September 30, 2021 (unaudited) and December 31, 2020 were $1.7 million and $0.8 million, respectively.

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

Stock-Based Compensation

Successor

Before our IPO, we determined the grant date fair value for all unit-based awards granted to employees and nonemployees by using an option-pricing model. As of June 30, 2021, our equity was not publicly traded and there was no history of market prices for our units. Thus, estimating grant date fair value required us to make assumptions, including the value of our equity, expected time to liquidity, and expected volatility. Stock-based compensation costs for granted units were recognized as expense over the requisite service period, which was generally the vesting period for awards, on a straight-line basis for awards with only a service condition. For granted units subject to performance conditions, the Company recorded expense when the performance condition became probable. Forfeitures were accounted for as they occurred.

Subsequent to our IPO in July 2021, we account for all awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition. Forfeitures are accounted for as they occur.

We use the closing price of our common stock as reported on the New York Stock Exchange for the fair value of restricted stock units (“RSUs”) granted.

We use the Black-Scholes option pricing model to determine the fair value of purchase rights issued to employees under our 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

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
•
Expected Term. For the 2021 ESPP, we have used an expected term of 0.6 years for the first offering period and will use an expected term of 0.5 years for subsequent offering periods.
•
Volatility. For the first offering period, we estimate the price volatility factor based on the historical volatilities of our comparable companies as we do not have a sufficient trading history for our common stock. To determine our comparable companies, we consider public enterprise cloud-based application providers and select those that are similar to us in size, stage of life cycle, and financial leverage. Beginning with the second offering period we will begin using the trading history of our own common stock to determine expected volatility.
•
Expected Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

Predecessor

For the Predecessor Periods, we accounted for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation was recognized as an expense and measured at the fair value of the award. The measurement date for employee awards was generally the date of the grant. Stock-based compensation costs were recognized as expense over the requisite service period, which was generally the vesting period for awards, on a straight-line basis for awards with only a service condition. Forfeitures were accounted for as they occurred.

During the Predecessor Periods, we used the then closing price of our common stock as reported on the New York Stock Exchange for the fair value of RSUs granted as at that time our common stock was publicly traded.

During the Predecessor Periods, we used the Black-Scholes option pricing model to determine the fair value of stock options issued to our employees, as well as purchase rights issued to employees under our 2015 Employee Stock Purchase Plan (“2015 ESPP”). The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

These assumptions are estimated as follows:

•
Fair Value of Our Common Stock. We relied on the closing price of our common stock as reported by the New York Stock Exchange on the date of grant to determine the fair value of our common stock.
•
Risk-Free Interest Rate. We based the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
•
Expected Term. We estimated the expected term for stock options using the simplified method due to the lack of historical exercise activity for our Company. The simplified method calculated the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the 2015 ESPP, we used an expected term of 0.5 years to match the offering period.
•
Volatility. For the first offering period, we estimated the price volatility factor based on the historical volatilities of our comparable companies as we did not have a sufficient trading history for our common stock. To determine our comparable companies, we considered public enterprise cloud-based application providers and select those that are similar to us in size, stage of life cycle, and financial leverage. We applied this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price became available in connection with our initial IPO (as defined herein). For the remaining offering periods of the 2015 ESPP, we used the trading history of our own common stock to determine expected volatility.
•
Expected Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding equity awards (including under the 2015 Plan, the Portfolium 2014 Plan and the 2015 ESPP) (each as defined herein), whether vested or unvested, were cancelled and replaced with the right to receive the Cash Replacement Awards (as defined herein).

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
3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
Numerator:
Net loss	$(13,261)	$(60,173)	$(68,025)	$(136,747)	$(22,203)
Denominator:
Weighted-average common shares outstanding—basic	136,647	126,240	129,643	126,240	38,369
Dilutive effect of share equivalents resulting from stock options and unvested restricted stock units	—	—	—	—	—
Weighted-average common shares outstanding—diluted	136,647	126,240	129,643	126,240	38,369
Net loss per common share	$(0.10)	$(0.48)	$(0.52)	$(1.08)	$(0.58)

For the unaudited three months ended March 31, 2020 (Predecessor), we incurred net losses and, therefore, the effect of our outstanding options to purchase common stock and restricted stock units were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited nine and three months ended September 30, 2021 (Successor) and unaudited six and three months ended September 30, 2020 (Successor). The following table contains share totals with a potentially dilutive impact (in thousands):

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(unaudited)
Options to purchase common stock	—	—	—	—	470
Restricted stock units	4,787	—	4,787	—	2,116
Employee stock purchase plan	76	—	76	—	—
Total	4,863	—	4,863	—	2,586

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

During the unaudited three months ended September 30, 2021 (Successor), we recognized a measurement period adjustment of $0.9 million, which decreased our total assets acquired and increased goodwill. The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Eesysoft acquisition subsequent to the measurement period adjustment (in thousands):

Consideration transferred	(unaudited)
Cash paid	$17,472
Deferred consideration	1,500
Total purchase consideration	$18,972

Identifiable assets acquired
Cash	$586
Accounts receivable	624
Deposits	9
Intangible assets: developed technology	3,300
Intangible assets: customer relationships	1,700
Total assets acquired	$6,219

Liabilities assumed
Accounts payable and accrued liabilities	$49
Deferred revenue	692
Payroll tax liability	91
Deferred tax liability	672
Lease liability	24
Total liabilities assumed	$1,528
Goodwill	14,281
Total purchase consideration	$18,972

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

On December 22, 2020, we acquired all outstanding shares of Certica Holdings, LLC (“Certica”) for the purpose of enhancing our analytic, assessment, and data management solutions for Kindergarten through 12th grade (“K-12”) students. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations for the reporting periods presented. As a result of the acquisition, a provisional deferred tax liability of $15.2 million was recorded as part of purchase accounting. The deferred tax liability will remain provisional until the Certica tax returns are filed.

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

For all acquisitions disclosed above, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations during the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six months ended September 30, 2020 (Successor) and unaudited three months ended March 31, 2020 (Predecessor). Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful lives ranging from four to seven years. The trade names acquired are amortized over the estimated remaining useful lives ranging from three to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

5. Property and Equipment

Property and equipment, net of amounts held for sale, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Computer and office equipment	$2,656	$2,249
Capitalized software development costs	3,746	2,377
Furniture and fixtures	1,326	1,296
Leasehold improvements and other	4,336	7,327
Total property and equipment	12,064	13,249
Less accumulated depreciation and amortization	(1,800)	(1,960)
Total	$10,264	$11,289

Accumulated amortization for capitalized software development costs was $0.6 million and $0.5 million at September 30, 2021 (unaudited) and December 31, 2020, respectively. Amortization expense for capitalized software development costs for the unaudited nine months and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months March 31, 2020 (Predecessor), was $0.5 million, $0.2 million, $0.3 million, $0.2 million, and $1.8 million, respectively, and is recorded within subscription and support cost of revenue on the consolidated statements of operations.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2020	$1,172,395
Additions (Note 4 - Acquisitions)	14,281
Balance as of September 30, 2021 (unaudited)	$1,186,676

Intangible assets, net of amounts held for sale, consisted of the following (in thousands):

	Weighted Average Remaining Useful Life (Years)	September 30, 2021	December 31, 2020
		(unaudited)
Software	18 Months	$21	$23
Trade names	100 Months	125,800	126,383
Developed technology	44 Months	311,600	310,311
Customer relationships	68 Months	412,400	413,947
Accumulated Amortization		(189,791)	(95,315)
Total		$660,030	$755,349

Amortization expense for intangible assets was $100.3 million, $33.6 million, $65.6 million, $32.6 million, and $2.6 million for the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively. Amortization expense for developed technology was $46.4 million, $15.6 million, $30.2 million, $15.0 million, and $1.3 million for the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively, and is recorded within cost of revenue on the consolidated statements of operations. Amortization expense for trade names and customer relationships was $53.9 million, $18.0 million, $35.4 million, $17.6 million, and $1.3 million for the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively, and is recorded within sales and marketing on the consolidated statements of operations.

Based on the recorded intangible assets at September 30, 2021 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2021	$33,589
2022	134,355
2023	134,349
2024	134,114
2025	91,402
2026 and thereafter	132,221
Total	$660,030

7. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Historically, we had primarily generated revenues from two customer bases, Education and Corporate. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas Learning Management System (“LMS”), which includes assessments, analytics and learning content. Corporate customers purchased Bridge-related product, the Company's corporate learning platform, which included a learning management system and performance platform that helps employees and managers transform their organization through connection, alignment, and growth. On February 26, 2021, the Company sold getBridge LLC (“Bridge”), its corporate learning platform and wholly-owned subsidiary, as described further in Note 9—Assets and Liabilities Held for Sale, and no longer receives revenues from Corporate customers. The following tables present the Company’s disaggregated revenues based on its two customer bases and by geographic region, based on the physical location of the customer (in thousands):

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
Education	$107,221	$77,585	$291,106	$135,296	$65,564
Corporate	—	4,187	3,662	7,846	5,825
Total revenue	$107,221	$81,772	$294,768	$143,142	$71,389
Percentage of revenue generated by Education	100%	95%	99%	95%	92%

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
United States	$86,757	$66,920	$237,455	$115,972	$56,850
Foreign	20,464	14,852	57,313	27,170	14,539
Total revenue	$107,221	$81,772	$294,768	$143,142	$71,389
Percentage of revenue generated outside of the United States	19%	18%	19%	19%	20%

Deferred Revenue and Performance Obligations

During the unaudited nine and three months ended September 30, 2021, 62% and 77%, respectively, of revenue recognized was included in our deferred revenue balance at December 31, 2020, and June 30, 2021 (unaudited), respectively. During the unaudited three months ended September 30, 2020, 71% of revenue recognized was included in our deferred revenue balance at June 30, 2020 (unaudited).

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021 (unaudited), approximately $684.0 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 77% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

As of December 31, 2020, approximately $599.2 million of revenue was expected to be recognized from remaining performance obligations. An additional $22.3 million from remaining Bridge performance obligations as of December 31, 2020 were not expected to be recognized as revenue in subsequent periods due to the circumstances discussed in Note 9—Assets and Liabilities Held for Sale. We expect to recognize revenue on approximately 77% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

8. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $28.8 million and $23.1 million as of September 30, 2021 (unaudited) and December 31, 2020, respectively. Amortization expense for deferred commissions was $7.7 million, $3.0 million, $3.2 million, $2.7 million, and $3.4 million for the unaudited nine and three months ended September 30, 2021, unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), respectively. There was no impairment of deferred commissions during these periods.

9. Assets and Liabilities Held for Sale

We decided to sell Bridge, the Company’s corporate learning platform and wholly-owned subsidiary, during the third quarter of 2020. Historically, Bridge was part of the Company’s single operating segment. The decision to sell Bridge reflects our strategy to focus on our Higher Education and K–12 customers. As of December 31, 2020, the gross proceeds expected from the divestiture were approximately $47.0 million, subject to transaction costs.

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

During the unaudited three months ended March 31, 2021 (Successor), we recognized a pretax loss on this divestiture of $1.2 million, which is included in operating expenses in the accompanying consolidated statements of operations.

10. Credit Facility

On March 24, 2020, we entered into a credit agreement with a syndicate of lenders and Golub Capital Markets LLC, as administrative agent and collateral agent, and Golub Capital Markets LLC and Owl Rock Capital Advisors LLC, as joint bookrunners and joint lead arrangers (the “Credit Agreement”). The Credit Agreement provided for a senior secured term loan facility (the “Initial Term Loan”) in an original aggregate principal amount of $775.0 million, which was supplemented by an incremental term loan pursuant to the First Incremental Amendment and Waiver to Credit Agreement, dated as of December 22, 2020, in a principal amount of $70.0 million (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan”). The maturity date for the Term Loan was March 24, 2026, with the remaining principal due in full on the maturity date. The Credit Agreement also provided for a senior secured revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility included a $10.0 million sublimit for the issuance of letters of credit. The Predecessor credit facilities were cancelled as a result of the Credit Agreement.

The Credit Facilities contained customary negative covenants. At September 30, 2021 (unaudited) and December 31, 2020, the Company was in compliance with all applicable covenants pertaining to the Credit Facilities.

The Credit Agreement required us to repay the principal of the Term Loan in equal quarterly repayments equal to 0.25% of the aggregate original principal amount of the Term Loan, reduced as a result of the application of prepayments. Further, until the last day of the quarter ending June 30, 2021, the Credit Facilities bore interest at a rate equal to (i) 6.00% plus the highest of (x) the prime rate (as determined by reference to the Wall Street Journal), (y) the Federal funds open rate plus 0.50% per annum, and (z) a daily Eurodollar rate based on an interest period of one month plus 1.00% per annum or (ii) the Eurodollar rate plus 7.00% per annum, subject to a 1.00% Eurodollar floor. Thereafter, on the last day of each of the five full fiscal quarters, we had the option (a “Pricing Grid Election”) to (i) retain the aforementioned applicable margins or (ii) switch to the applicable margins set forth on a pricing grid which, subject to certain pro forma total net leverage ratio limits, which provided for applicable margins ranging from 5.50% to 7.00%, in the case of Eurodollar loans, and 4.50% to 6.00% in the case of ABR Loans (as defined in the Credit Agreement). The applicable margins set forth on the pricing grid would become mandatory beginning on the last day of the tenth full fiscal quarter ending after March 24, 2020. Interest payments were due quarterly, or more frequently, based on the terms of the Credit Agreement.

On May 27, 2021, the Company exercised its option to make a Pricing Grid Election. As a result, the Company’s applicable margin for Eurodollar loans under the Credit Facilities from May 27, 2021 onward was 5.5%. In connection with the Company's IPO, the Company made a principal prepayment in August 2021 of $224.3 million on its outstanding Term Loan. In connection with the underwriters' exercise of their over-allotment option in August 2021, the Company made an additional principal prepayment in August 2021 of $30.8 million on its outstanding Term Loan. The Company also incurred a 1.5% prepayment premium in conjunction with each principal prepayment.

The Company incurred fees with respect to the Revolving Credit Facility, including a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. As of September 30, 2021 (unaudited) and December 31, 2020, respectively, there were no amounts outstanding under the Revolving Credit Facility. The Company had $50.0 million of availability under the Revolving Credit facility at each of September 30, 2021 (unaudited) and December 31, 2020.

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs are being amortized into interest expense over the contractual term of the Term Loan. The Company recognized $1.9 million, $0.7 million, $1.0 million, and $0.5 million, of amortization of debt discount costs for the unaudited nine and three months ended September 30, 2021 (Successor) and unaudited six and three months ended September 30, 2020 (Successor), respectively, which is included in the accompanying consolidated statements of operations. At September 30, 2021 (unaudited) and December 31, 2020, the Company had an aggregate principal amount outstanding of $487.0 million and $769.2 million, respectively, and $44.3 million and $70.0 million, for the Initial Term Loan and Incremental Term Loan, respectively, both bearing interest at 6.5% at September 30, 2021 (unaudited) and 8.0% at December 31, 2020, respectively. The Company had $14.1 million and $12.1 million of unamortized debt discount costs at September 30, 2021 (unaudited) and December 31, 2020, respectively, which is recorded as a reduction of the debt balance on the Company’s consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs are amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million, $29.0 thousand, $0.1 million, and $30.0 thousand of amortization of debt issuance costs for the unaudited nine and three months ended September 30, 2021 (Successor) and unaudited six and three months ended September 30, 2020 (Successor), respectively, which is included in the accompanying consolidated statements of operations. There were $0.1 million and $0.1 million, respectively, and $0.4 million and $0.5 million, respectively, of unamortized debt issuance costs included in other current assets and other assets on the Company’s consolidated balance sheets at September 30, 2021 (unaudited) and December 31 2020.

The maturities of outstanding debt, as of September 30, 2021, are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2021	$1,348
2022	5,391
2023	5,391
2024	5,391
2025	5,391
Thereafter	508,394
Total	$531,306

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, (the "JPMorgan Credit Agreement") governing our senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of a $500.0 million senior secured term loan facility (the "Senior Term Loan") and a $125.0 million senior secured revolving credit facility (the "Senior Revolver"). The proceeds from the new Senior Secured Credit Facilities were used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Credit Agreement by and among Instructure Intermediate Holdings III, LLC, Instructure Holdings, LLC and certain of its subsidiaries, Golub Capital Markets LLC, as administrative agent, and the lenders named therein (the "Refinancing"), (2) to pay certain fees and expenses incurred in connection with the entry into the JPMorgan Credit Agreement and the Refinancing, and (3) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the "Subsidiary Guarantors"). The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. At and subsequent to closing, there have not been any borrowings incurred under the Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company's option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its "prime rate," (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company's Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company's Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company's Consolidated First Lien Never Leverage Ratio.

The JPMorgan Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending June 30, 2022, a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00.

11. Stockholders’ Equity

The TopCo Amended and Restated Partnership Agreement (“Partnership Agreement”) set forth the terms, rights, powers, qualifications, limitations and restrictions of the partnership. In accordance with the Partnership Agreement, there was an unlimited number of authorized Class A Units and Class B Units (collectively, the “Units”) and issuance of such Units was determined by the board of managers.

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

In connection with the Take-Private Transaction, the Successor's board of directors authorized 2,000 shares of common stock with a par value of $0.01. Common stock issued and outstanding as of July 9, 2021, prior to the stock split (unaudited) and December 31, 2020 were 998.10 and 999.84, respectively. No other shares were issued. Refer to Note 1—Description of Business and Basis of Presentation for additional information regarding the Company's capital structure. As a result of the stock split on July 9, 2021, common shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020 were 140,423,852 and 126,219,075, respectively.

12. Stock-Based Compensation

Employee Equity Plans

The following two tables show stock-based compensation by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(unaudited)
Options	$28	$186	$104	$1,594	$367
Restricted stock units	7,784	3,907	12,151	35,852	6,076
Employee stock purchase plan	565	—	565	—	666
Class A and Class B Units	2	2,629	4,902	3,104	—
Total stock-based compensation	$8,379	$6,722	$17,722	$40,550	$7,109

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(unaudited)
Subscription and support cost of revenue	$257	$333	$652	$653	$301
Professional services and other cost of revenue	323	222	610	463	285
Sales and marketing	2,139	1,843	4,814	5,435	1,977
Research and development	2,292	2,149	4,896	7,193	1,874
General and administrative	3,368	2,175	6,750	26,806	2,672
Total stock-based compensation	$8,379	$6,722	$17,722	$40,550	$7,109

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units (“RSUs”, together with the stock options “equity awards”), whether vested or unvested, were cancelled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards will vest and be payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the unaudited nine and three months ended September 30, 2021 (Successor), and unaudited six and three months ended September 30, 2020 (Successor), the Company recognized $6.1 million, $1.7 million, $37.4 million, and $4.1 million of stock-based compensation expense associated with the Cash Replacement Awards, respectively.

Successor

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) in order to promote the success of the Company’s business for the benefit of its stockholders by enabling the Company to offer eligible individuals cash and stock-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders. The 2021 Plan provides for potential grants of the following awards with respect to shares of the Company’s common stock: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) restricted stock units; (iv) performance awards; (v) Other equity-based and cash-based incentive awards as determined by the Committee (meaning any committee of the board of directors duly authorized by the board of directors to administer the 2021 Plan). The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the 2021 Plan is 18,000,000 shares (the “Plan Share Reserve”).

The 2021 Plan also contains a provision that will add an additional number of shares of common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2022, equal to the lesser of (i) the positive difference between (x) 4% of the outstanding common stock on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of common stock as may be determined by the board of directors.

On July 21, 2021, the board of directors granted 1,689,950 RSUs to employees and certain members of the board of directors under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over four years with one quarter of the RSUs vesting on the first anniversary of the vesting commencement date and then one sixteenth vesting quarterly thereafter with vesting commencement dates generally ranging from March 2021 to September 2021. The aggregate fair value of the RSUs granted on the date of the IPO was the IPO price for the underlying common stock of the Company, or $20.00, and totaled $34.0 million.

Restricted Stock Units

Restricted Stock Unit activity on or after the IPO date was as follows during the periods indicated, presented for awards granted to employees and members of the board of directors (unaudited, in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as June 30, 2021	—	$—
Granted	1,719	20.04
Vested	—	—
Forfeited or cancelled	(62)	20.00
Outstanding at September 30, 2021	1,657	$20.04

As of September 30, 2021, total unrecognized compensation cost related to unvested RSUs granted on or after the IPO date amounted to $31.0 million, which is expected to be recognized over a weighted average period of 3.5 years.

Incentive Units

In April 2020, as part of the Take-Private Transaction, the board of managers approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business.

The 2020 Plan provides for the grant of incentive stock options, profits interest, equity appreciation rights and other forms of awards to employees and non-employees granted or denominated in shares of the TopCo’s Units. Under the 2020 Plan, 10,000,000 Class B Units (“Incentive Units”) were reserved for issuance (“Incentive Carry”) and do not have a contractual life. Incentive Carry grants are subject to a service and a performance vesting condition based on the achievement of an EBITDA target as established by the Company’s board of managers, over a performance period of four years.

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

Additionally, TopCo granted 480,000 Incentive Units to certain members of the board of managers that were only subject to service-based vesting conditions over four years (“Board Carry”). These Incentive Units are not included in the Incentive Carry pool previously discussed and there is no contractual life.

In connection with the stock-split and IPO, 2,271,698 Incentive Units that were vested as of the IPO date converted to 1,305,738 shares of the Company's common stock and were released to the Unit holders, and 6,126,802 Incentive Units unvested as of the IPO date were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs will generally vest in 11 equal quarterly installments commencing September 1, 2021. In connection with this conversion, the Company will incur incremental stock-based compensation expense of $12.4 million, which will be recognized over the remaining vesting period of the awards.

The following table summarizes the activity under the 2020 Plan, inclusive of the Incentive Carry and Board Carry, and their conversion into RSUs under the 2021 Plan (unaudited, in thousands, except per unit amounts):

	RSUs - Pre IPO	Weighted Average Grant Date Fair Value Per Unit
Outstanding Incentive Units at December 31, 2020	8,666	$4.03
Incentive Units granted	—	—
Incentive Units forfeited or cancelled	(268)	4.09
Incentive Units vested at IPO	(2,271)	4.04
Incentive Units exchanged for RSUs	(6,127)	—
Incentive Units after IPO	—	—
RSUs exchanged from Incentive Units	3,497	—
RSUs forfeited or cancelled	(60)	11.03
RSUs vested	(306)	9.32
Outstanding RSUs at September 30, 2021	3,131	$10.76

The following table summarizes the assumptions relating to our Incentive Units used in the option pricing model to establish the grant date fair value for the Successor Period from April 1, 2020 to December 31, 2020:

Period from April 1 to December 31,
2020
Dividend yield	None
Volatility	60%
Risk-free interest rate	0.3%
Expected life (years)	4.3-4.7

There were no Incentive Units granted subsequent to December 31, 2020. As of September 30, 2021 (unaudited) and December 31, 2020, we had $32.5 million and $28.2 million of unrecognized stock-based compensation expense related to unvested Incentive Units exchanged for RSUs as of July, 21 2021, that are expected to be recognized over a weighted-average period of 2.5 and 3.3 years, respectively.

2021 Employee Stock Purchase Plan

In July 2021, our board of directors adopted, and our stockholders approved, the 2021 ESPP. The 2021 ESPP became effective upon the closing of our IPO and provides for the grant of rights to purchase shares of our common stock. The 2021 Plan initially reserves 1,900,000 shares of common stock under the plan, which automatically increases on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031 by an amount equal to 1% of the shares outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares as is determined by the board of directors. The plan allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering will consist of one offering period, which will end on February 28, 2022. After the initial offering ends, a new offering period will begin on the date designated by the board of directors. Each new offering will begin on or about March 1 and September 1 and will be approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date.

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended September 30, 2021:

Three months ended September 30
2021
Dividend yield	None
Volatility	47%
Risk-free interest rate	0.06%
Expected life (years)	.6

Predecessor

In August 2015, our board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the Predecessor's first initial public offering (the “initial IPO”) and provided for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. As of December 31, 2019, there were 7,491,786 shares of common stock authorized under the 2015 Plan. The 2015 Plan also provided that the number of shares reserved and available for issuance under the plan automatically increased each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number was subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure.

Additionally, as part of our acquisition of Portfolium, we assumed the Portfolium 2014 Plan. No shares are available for issuance under the Portfolium 2014 Plan.

The board of directors determined the terms of each grant. Generally, options have a vesting period ranging from one to four years. Stock options have a ten-year contractual life. Certain stock options had provisions to accelerate vesting upon the occurrence of certain events such as a change in control. Certain stock options provided for early exercise of unvested shares. All options were granted with an exercise price equal to or greater than the estimated fair value of our common stock at the date of grant. The fair value of the common stock that underlies the stock options has historically been determined by the board of directors based, in part, upon periodic valuation studies obtained from a third-party valuation firm. After the initial IPO and prior to the Take-Private Transaction, the fair value was determined by the then closing price of our common stock as reported on the New York Stock Exchange on the date of grant. There were no grants between the Take-Private Transaction and the date we were de-listed from the New York Stock Exchange.

In August 2015, our board of directors adopted the 2015 ESPP. Our stockholders approved the 2015 ESPP in October 2015, which became effective on the closing date of the initial IPO. A total of 333,333 shares of our common stock were initially reserved for issuance under the 2015 ESPP. The number of shares reserved for issuance increased automatically each year, beginning January 1, 2016 through and including January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; 333,333 shares of common stock; or such lesser number as determined by our board of directors. As of December 31, 2019, there were 1,533,205 shares authorized under the 2015 ESPP. The plan allowed eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Our board of directors approved the 2015 ESPP offerings. Each offering did not to be identical, but could not exceed 27 months and could specify one or more shorter purchase periods within the offering.

On each purchase date, eligible employees could purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of January 1, 2020, 602,094 shares were reserved for future issuance under the 2015 ESPP. No shares of common stock were issued during the unaudited three months ended March 31, 2020.

In Connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding equity awards (including under the 2015 Plan, the Portfolium 2014 Plan and the 2015 ESPP), whether vested or unvested, were cancelled and replaced with the right to receive the Cash Replacement Awards.

The following table summarizes the assumptions relating to the 2015 ESPP purchase rights used in a Black Scholes option pricing model for the unaudited three months ended March 31, 2020:

Three Months Ended March 31,
2020
2015 Employee Stock Purchase Plan
Dividend yield	None
Volatility	29.69%
Risk-free interest rate	1.62%
Expected life (years)	0.5
Fair value of common stock	$52.52

The Company did not grant any employee stock options during the unaudited three months ended March 31, 2020.

The following table summarizes the stock option activity for the unaudited three months ended March 31, 2020 (in thousands, except per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Fair Value
Outstanding at January 1, 2020	601	$18.25	6.2	$17,992
Granted	—	—
Exercised	(131)	8.16		5,297
Forfeited or cancelled	—	12.24		13
Outstanding at March 31, 2020	470	21.07	3.2	13,113
Vested and expected to vest - March 31, 2020	470	21.07	3.2	13,113
Exercisable at March 31, 2020 (1)	343	$16.84	3.6	$11,033

(1)
Options were exchanged for rights to receive $49.00 per share in cash, less applicable exercise price, on March 31, 2020 upon consummation of the Take-Private Transaction.

The following table summarizes the activity of our unvested stock options for the unaudited three months ended March 31, 2020 (in thousands, except per share amounts):

	Shares Underlying Options	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	159	$17.92
Granted	—	—
Vested	(32)	16.05
Forfeited	—	—
Unvested at March 31, 2020 (1)	127	$18.38

(1)
Options were replaced for rights to receive $49.00 per share in cash, less applicable exercise price, on March 31, 2020 upon consummation of the Take-Private Transaction upon meeting certain vesting conditions in the Successor Period.

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

(1)
Shares were replaced for rights to receive $49.00 per share in cash on March 31, 2020, upon consummation of the Take-Private Transaction upon meeting certain vesting conditions in the Successor Period.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the unaudited period ended September 30, 2021 (Successor) and December 31, 2020. Assets measured at fair value on a recurring basis as of September 30, 2021 (unaudited) were as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,342	$—	$—	$3,342
Total assets	$3,342	$—	$—	$3,342

15. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases five of its locations. The first, second, third, fourth, and fifth sublease term has 21 months, 42 months, 87 months, 52 months, and 38 months remaining, respectively. All subleases have no option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
			(unaudited)
Operating lease cost, gross	$1,731	$2,361	$5,621	$4,657	$2,235
Variable lease cost, gross(1)	435	389	1,371	1,128	531
Sublease income	(300)	(177)	(777)	(354)	(177)
Total lease costs(2)	$1,866	$2,573	$6,215	$5,431	$2,589

(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor) were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor) were $6.5 million, $2.2 million, $4.4 million, $2.0 million, and $2.5 million, respectively, and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of September 30, 2021 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2021	$2,172
2022	8,861
2023	8,713
2024	8,458
2025	4,395
2026 and thereafter	5,920
Total lease payments	38,519
Less:
Imputed interest	(6,558)
Lease liabilities	31,961
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(280)
Lease liabilities, net	31,681

As of September 30, 2021 (unaudited) and December 31, 2020, the weighted average remaining lease term is 4.7 and 5.3 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.19% as of September 30, 2021 (unaudited) and December 31, 2020.
16. Commitments and Contingencies

Letters of Credit

As of September 30, 2021 (unaudited) and December 31, 2020, we had a total of $4.3 million and $4.7 million respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

17. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), the Company incurred $0.4 million, $0.1 million, $0.5 million, and $47.0 thousand, respectively, related to these services. There were no related party expenses in the three month period ended September 30, 2020 (Successor). The related expense is reflected in general and administrative expense in the consolidated statements of operations.

The spouse of Mitch Benson, our Chief Product Officer, is an employee of the Company. Mr. Benson has been an employee of the Company since 2014 and our Chief Product Officer since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2020 base salary and short-term incentive award was approximately $0.2 million in the aggregate. Ms. Gunther held RSUs that were converted into cash awards in the Take-Private Transaction with a value of approximately $0.1 million that vested in 2020, and was granted a 2020 target long-term incentive award with a value of approximately $0.1 million. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the nine months ended September 30, 2021, Ms. Gunther's base salary was $0.1 million.

In connection with our entry into our Credit Facilities on March 24, 2020, affiliates of Thoma Bravo collectively acquired $129.2 million of our Term Loan and as of September 30, 2021 (unaudited), affiliates of Thoma Bravo collectively owned $88.6 million of our Term Loan. Interest paid to affiliates of Thoma Bravo during the unaudited nine and three months ended September 30, 2021 (Successor) and unaudited six and three months ended September 30, 2020 (Successor) were $7.0 million, $1.7 million, $5.5 million, and $2.6 million, respectively. In connection with our principal prepayments made in August 2021, $42.5 million of the prepayments were applied to the Term Loan held by affiliates of Thoma Bravo. Additionally, in connection with our Refinancing, $88.6 million of our Term Loan held by affiliates of Thoma Bravo was paid off. Refer to Note 10—Credit Facilities for additional information regarding the principal prepayments and Refinancing.

18. Subsequent Events

On November 5, 2021, Instructure, Inc. entered into a Stock Purchase Agreement with all of the securityholders of Kimono LLC (“Kimono”) and paid $10.0 million in cash, subject to customary adjustments, to such securityholders to acquire 100% of the outstanding securities of Kimono.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Data for the year ended December 31, 2020 and the related notes thereto, which are included in the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with the Company’s initial public offering (the “IPO”). The following discussion contains forward-looking statements that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the section entitled “Risk Factors” of the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with our IPO and in the “Forward Looking Statements” section of this Quarterly Report on Form 10-Q. As a result, our actual results may differ materially from those contained or anticipated in these forward-looking statements.

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

This discussion and analysis reflects our financial condition and results of operations for the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor) and unaudited three months ended March 31, 2020 (Predecessor).

For the unaudited nine and three months ended September 30, 2021 (Successor), unaudited six and three months ended September 30, 2020 (Successor), and three months ended March 31, 2020 (Predecessor):

•
Our revenue was $294.8 million, $107.2 million, $143.1 million, $81.8 million, and $71.4 million, respectively.
•
Our net loss was $68.0 million, $13.3 million, $136.7 million, $60.2 million, and $22.2 million, respectively.
•
Our adjusted EBITDA was $105.0 million, $41.3 million, $39.8 million, $26.4 million, and $4.8 million, respectively.
•
Our operating cash flow was $108.8 million, $161.2 million, $42.0 million, $100.3 million, and $(57.1) million, respectively.
•
Our free cash flow was $106.1 million, $160.0 million, $41.2 million, $99.5 million, and $(57.8) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures, see “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measure.

Recent Developments

On July 26, 2021, the Company completed its IPO of 12,500,000 shares of common stock at an offering price of $20.00 per share. The Company received net proceeds of $233.1 million after deducting underwriting discounts and commissions. On August 19, 2021, the underwriters partially exercised their over-allotment option of 1,675,000 shares of common stock at an offering price of $20.00 per share. The Company received net proceeds of $31.3 million after deducting underwriting discounts and commissions. The Company used the proceeds from the IPO and the overallotment option to repay approximately $255.1 million of borrowings outstanding under its Term Loan.

Impact of COVID-19

Although the COVID-19 pandemic caused general business disruption worldwide beginning in January 2020, it also created a set of conditions in which students of all ages began learning from home, causing schools to rapidly adopt or upgrade online platforms for students and teachers to conduct lessons remotely. In response to the pandemic, the U.S. government also passed stimulus legislation that directed over $280 billion of funding to education initiatives. These circumstances resulted in an increase in our operational performance, cash flows, and financial condition. We believe that the COVID-19 pandemic accelerated adoption of our learning platform, which we expect will continue to generate additional opportunities for us in the future.

While we have experienced a significant increase in customers due to the pandemic, the aforementioned factors have also driven increased usage of our services and have required us to expand our network and data storage and processing capacity, particularly third-party cloud hosting. During the six months ended September 30, 2020 (Successor) and three months ended March 31, 2020 (Predecessor), this resulted in an increase in our operating costs. We continue to experience high usage on our learning platform, even as North American K-12 students have returned to the classroom during the nine months ended September 30, 2021. As more of our customers have begun transitioning back to the classroom on either a full-time or hybrid basis, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, has come down from peak pandemic levels, but remains significantly higher than pre-pandemic levels. These factors have generated a positive impact to our gross margin.

There is no assurance that we will experience a continued increase in the adoption of our learning platform or that new or existing customers will continue to utilize our service after the COVID-19 pandemic has tapered. Moreover, the tapering of the COVID-19 pandemic, particularly as vaccinations are widely available, may result in a decline in customers once students are no longer attending school from home.

As part of our response to the COVID-19 pandemic, we implemented an internal initiative to ensure the support and retention of our customers. This initiative is a collaboration between multiple organizations and teams at Instructure to help ensure renewal and growth in statewide deals. The initiative includes monitoring usage, developing a statewide communication plan, establishing user groups, creating marketing and advocacy materials, and keeping leadership informed of status, risks, and wins.

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

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Increase Adoption of Cloud-Based Software by Higher Education and K-12 Institutions

Our ability to increase market adoption of our platform is driven by the overall adoption of cloud applications and infrastructure by academic institutions. We believe that Higher Education and K-12 institutions are poised to accelerate the pace of cloud adoption to support near-term online educational needs, as a result of, and following the COVID-19 pandemic, and to withstand future challenges. Academic institutions that relied upon on-premises solutions to support remote operations faced significant delays at the height of the pandemic. In order to continue providing a high-quality education and support in-person, remote, and hybrid learning, institutions must make a fundamental shift to adopt cloud-based collaboration solutions. As the leader in the market for cloud-based learning technology, we believe the imperative for these institutions to adopt cloud infrastructure will increase demand for our platform and broaden our customer base.

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

Cost of Revenue

Cost of subscription and support revenue consists primarily of the costs of our cloud hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to IT. Our acquired technology is amortized over the estimated remaining useful life, which is five years.

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

Other Income (Expense)

Other income (expense), net consists primarily of interest income, interest expense, and the impact of foreign currency transaction gains and losses. Interest expense is related to fees incurred to have access to our credit facilities. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

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

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Revenue:
Subscription and support	$96,163	$73,313	$266,774	$129,460	$65,968
Professional services and other	11,058	8,459	27,994	13,682	5,421
Total revenue	107,221	81,772	294,768	143,142	71,389
Cost of revenue:
Subscription and support(1) (2) (3)	36,528	35,996	112,575	69,975	19,699
Professional services and other(1) (3)	4,939	5,034	15,500	10,592	4,699
Total cost of revenue	41,467	41,030	128,075	80,567	24,398
Gross profit	65,754	40,742	166,693	62,575	46,991
Operating expenses:
Sales and marketing(1) (2) (3)	40,553	40,100	120,858	84,034	27,010
Research and development(1) (3)	15,823	14,619	47,191	36,736	19,273
General and administrative(1) (3)	14,396	13,092	38,943	47,533	17,295
Impairment on held-for-sale goodwill (3)	—	29,612	—	29,612	—
Impairment on disposal group (3)	—	3,389	1,218	3,389	—
Total operating expenses	70,772	100,812	208,210	201,304	63,578
Loss from operations	(5,018)	(60,070)	(41,517)	(138,729)	(16,587)
Other income (expense):
Interest income	—	5	13	40	313
Interest expense	(11,251)	(16,357)	(44,178)	(34,449)	(8)
Other income (expense), net(3)	(1,623)	187	(2,365)	603	(5,738)
Total other income (expense), net	(12,874)	(16,165)	(46,530)	(33,806)	(5,433)
Loss before income taxes	(17,892)	(76,235)	(88,047)	(172,535)	(22,020)
Income tax benefit (expense)	4,631	16,062	20,022	35,788	(183)
Net loss	$(13,261)	$(60,173)	$(68,025)	$(136,747)	$(22,203)

(1)
Includes stock-based compensation as follows:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Cost of revenue:
Subscription and support	$257	$333	$652	$653	$301
Professional services and other	323	222	610	463	285
Sales and marketing	2,139	1,843	4,814	5,435	1,977
Research and development	2,292	2,149	4,896	7,193	1,874
General and administrative	3,368	2,175	6,750	26,806	2,672
Total stock-based compensation	$8,379	$6,722	$17,722	$40,550	$7,109

(2)
Includes amortization of acquisition-related intangibles as follows:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Cost of revenue:
Subscription and support	$15,582	$15,000	$46,412	$30,167	$1,293
Sales and marketing	18,008	17,617	53,900	35,430	1,293
Total amortization of acquisition-related intangibles	$33,590	$32,617	$100,312	$65,597	$2,586

(3)
Includes restructuring, transaction and sponsor related costs as follows:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Cost of revenue:
Subscription and support	$159	$—	$2,108	$2,056	$—
Professional services and other	28	70	883	856	66
Sales and marketing	99	1,420	2,551	3,706	556
Research and development	226	1,017	2,904	3,581	1,273
General and administrative	1,519	4,556	8,378	7,117	6,465
Impairment on disposal group	—	3,389	1,218	3,389	—
Impairment on held-for-sale goodwill	—	29,612	—	29,612	—
Other income (expense), net	(1,610)	618	(1,610)	618	(5,757)
Total restructuring, transaction and sponsor related costs	$3,641	$39,446	$19,652	$49,699	$14,117

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(as a percentage of total revenue)
Revenue:
Subscription and support	90%	90%	91%	90%	92%
Professional services and other	10	10	9	10	8%
Total revenue	100	100	100	100	100
Cost of revenue:
Subscription and support	34	44	38	49	28
Professional services and other	5	6	5	7	7
Total cost of revenue	39	50	43	56	35
Gross profit	61	50	57	44	65
Operating expenses:
Sales and marketing	38	49	41	59	38
Research and development	15	18	16	26	27
General and administrative	13	16	13	33	24
Impairment on held-for-sale goodwill	—	36	—	21	—
Impairment on disposal group	—	4	—	2	—
Total operating expenses	66	123	70	141	89
Loss from operations	(5)	(73)	(13)	(97)	(24)
Other income (expense):
Interest income	—	—	—	—	—
Interest expense	(10)	(20)	(15)	(24)	—
Other expense	(2)	—	(1)	—	(8)
Total other income (expense), net	(12)	(20)	(16)	(24)	(8)
Loss before income taxes	(17)	(93)	(29)	(121)	(32)
Income tax benefit (expense)	4	20	7	25	(1)
Net loss	(13)%	(73)%	(22)%	(96)%	(33)%

Comparison of the unaudited Three Months Ended September 30, 2021 (Successor) and unaudited Three Months Ended September 30, 2020 (Successor) and comparison of the unaudited Nine Months Ended September 30, 2021 (Successor), the unaudited period from April 1, 2020 to September 30, 2020 (Successor), and the unaudited period from January 1, 2020 to March 31, 2020 (Predecessor).

Revenue

	Successor				Successor		Predecessor
	Three months ended September 30,	Three months ended September 30,	Change		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Subscription and support	$96,163	$73,313	$22,850	31%	$266,774	$129,460	$65,968
Professional services and other	11,058	8,459	2,599	31	27,994	13,682	5,421
Total revenue	$107,221	$81,772	$25,449	31%	$294,768	$143,142	$71,389

Three month change

Subscription and support revenue increased $22.9 million for the unaudited three months ended September 30, 2021 (Successor) due to an increase in new customers, growth from existing customers through upselling historical products and cross-selling new products, contributions from our recent acquisitions, and the effects of acquisition accounting from Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”).

Professional services and other revenue increased $2.6 million for the unaudited three months ended September 30, 2021 (Successor) due to the same factors discussed above.

Nine month change

Subscription and support revenue was $266.8 million for the unaudited nine months ended September 30, 2021 (Successor), $129.5 million for the unaudited six months ended September 30, 2020 (Successor), and $66.0 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to the increase in new and existing customers, as discussed above, partly as a result of COVID-19, as well as the effects of acquisition accounting from ASC 805.

Professional services and other revenue was $28.0 million for the unaudited nine months ended September 30, 2021 (Successor), $13.7 million for the unaudited six months ended September 30, 2020 (Successor), and $5.4 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to the increase in new and existing customers, as discussed above, partly as a result of COVID-19, as well as the effects of acquisition accounting from ASC 805.

Cost of Revenue

	Successor				Successor		Predecessor
	Three months ended September 30,	Three months ended September 30,	Change		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Cost of revenue:
Subscription and support	$36,528	$35,996	$532	1%	$112,575	$69,975	$19,699
Professional services and other	4,939	5,034	(95)	(2)	15,500	10,592	4,699
Total cost of revenue	$41,467	$41,030	$437	1%	$128,075	$80,567	$24,398
Gross margin percentage
Subscription and support revenue	62%	51%			58%	46%	70%
Professional services and other	55	40			45	23	13
Total gross margin	61	50			57	44	66

Three month change

Total cost of revenue increased $0.4 million for the unaudited three months ended September 30, 2021 (Successor) due to an increase in software expense, amortization of acquisition-related intangible assets, and third-party contractor costs.

Subscription and support cost of revenue increased $0.5 million for the unaudited three months ended September 30, 2021 (Successor) due to an increase in software costs, amortization of acquisition-related technology and third-party contractors. Web hosting and third-party software license costs increased $0.4 million due to the increase in total customers. Amortization costs increased $0.4 million due to an increase in acquisition-related technology related to the acquisition of Eesysoft. Third-party consultants and contractors increased $1.4 million due to outsourcing customer support during our peak busy season. The increases were offset by a decrease of $1.1 million related to the salaries, wages, and employee-related benefits due to lower headcount. Additional offsets are due to a decrease in office rent and related expenses of $0.5 million.

Professional services and other cost of revenue decreased $0.1 million for the unaudited three months ended September 30, 2021 (Successor) due to a decrease of $0.3 million related to systems and hardware, office rent and communication expenses, and depreciation. This was offset by an increase in stock-based compensation expense and other employee-related expenses of $0.2 million.

Nine month change

Subscription and support cost of revenue was $112.6 million for the unaudited nine months ended September 30, 2021 (Successor), $70.0 million for the unaudited six months ended September 30, 2020 (Successor), and $19.7 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to the increase in amortization of acquisition-related intangibles of $13.2 million, an increase in web hosting expenses of $7.7 million and other software expenses of $1.5 million. Additionally, expenses related to third-party consultants and contractors increased by $1.6 million, and employee-related and marketing expenses increased by $0.3 million. These increases were offset by decreases of $1.3 million in salaries and wages due to decreased headcount, and decreases in rent expense, communication expense, and other allocated costs of $0.03 million due to moving our support organization to remote workers.

Professional services and other cost of revenue was $15.5 million for the unaudited nine months ended September 30, 2021 (Successor), $10.6 million for the unaudited six months ended September 30, 2020 (Successor), and $4.7 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to an increase in payroll expense of $0.5 million, offset by a decrease in systems and hardware expense of $0.2 million and depreciation expense of $0.1 million.

Operating Expenses

Sales and Marketing

	Successor				Successor		Predecessor
	Three months ended September 30,	Three months ended September 30,	Change		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Sales and marketing	$40,553	$40,100	$453	1%	$120,858	$84,034	$27,010
Percentage of revenue					41%	59%	38%

Three month change

Sales and marketing expenses increased $0.5 million for the unaudited three months ended September 30, 2021 (Successor) due to an increase in payroll, travel and other employee-related costs of $0.9 million, as select offices began to reopen from the COVID-19 closures. Additionally, amortization of acquisition-related intangibles increased $0.3 million, and marketing expenses increased $0.2 million. These increases were offset by decreases in consultants and contractors of $0.7 million, and a decrease in office rent of $0.2 million.

Nine month change

Sales and marketing expense was $120.9 million for the unaudited nine months ended September 30, 2021 (Successor), $84.0 million for the unaudited six months ended September 30, 2020 (Successor), and $27.0 million for the unaudited three months ended March 31, 2020 (Predecessor). This increase was due to increases in amortization of acquisition-related intangibles of $16.8 million, increases in marketing expenses related to lead generation of $0.8 million, increases in software expenses of $0.3 million, and increases in other employee-related expenses of $0.6 million. These increases were offset by decreases in payroll and stock-based compensation expenses of $8.0 million, and decreases in office rent and communication expenses of $0.7 million.

Research and Development

	Successor				Successor		Predecessor
	Three months ended September 30,	Three months ended September 30,	Change		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Research and development	$15,823	$14,619	$1,204	8%	$47,191	$36,736	$19,273
Percentage of revenue					16%	26%	27%

Three month change

Research and development expenses increased $1.2 million for the unaudited three months ended September 30, 2021 (Successor) due to an increase in employee-related costs and third party consultants and contractors. Employee-related costs, including payroll and travel, increased $0.7 million and third party consultants and contractors increased by $1.1 million. These increases were offset by an decrease of $0.6 million in allocated office rent.

Nine month change

Research and development expense was $47.2 million for the unaudited nine months ended September 30, 2021 (Successor), $36.7 million for the unaudited six months ended September 30, 2020 (Successor), and $19.3 million for the unaudited three months ended March 31, 2020 (Predecessor). This decrease was due to a decrease in employee-related costs, including severance and stock-based compensation, of $10.2 million. Additionally, we saw decreases in systems and hardware expense of $1.4 million and decreases in allocated office rent of $0.9 million. These decreases were offset by an increase of $3.6 million in third-part consultants and contracts, and other employee related expenses of $0.1 million.

General and Administrative

	Successor				Successor		Predecessor
	Three months ended September 30,	Three months ended September 30,	Change		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
General and administrative	$14,396	$13,092	$1,304	10%	$38,943	$47,533	$17,295
Percentage of revenue					13%	33%	24%

Three month change

General and administrative expenses increased by $1.3 million for the unaudited three months ended September 30, 2021 (Successor) due to an increase in employee-related and insurance costs. Employee-related costs, including payroll, stock-based compensation, and travel, increased by $2.4 million. Expenses related to D&O insurance increased by $0.9 million, and recruiting expenses increased by $0.2 million. These increases were offset by a decrease in legal fees of $1.9 million and other insignificant decreases in taxes and fees, and bad debt expense of $0.3 million.

Nine month change

General and administrative expense was $38.9 million for the unaudited nine months ended September 30, 2021 (Successor), $47.5 million for the unaudited six months ended September 30, 2020 (Successor), and $17.3 million for the unaudited three months ended March 31, 2020 (Predecessor). This decrease was due to a decrease in payroll and stock-based compensation expense of $22.6 million, legal fees and expenses of $3.7 million, as well as a decrease in other taxes and fees, and bad debt expense of $0.9 million. These decreases were offset by an increase in insurance expenses of $1.0 million and other employee related and travel expenses of $0.3 million.

Other Income (Expense), Net

	Successor				Successor		Predecessor
	Three months ended September 30,	Three months ended September 30,	Change		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	Amount	%	2021	2020	2020
	(dollars in thousands)
Other income (expense), net	$(12,874)	$(16,165)	$3,291	(20)%	$(46,530)	$(33,806)	$(5,433)
Percentage of revenue					(16)%	(24)%	(8)%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $3.3 million for the unaudited three months ended September 30, 2021 (Successor) as a result of a decreased interest expense of $5.1 million due to reduced interest rate on our Term Loan (as defined below), and prepayments made on the principal with proceeds from the IPO and the exercise of the underwriters' overallotment option. Additional decreases of $0.5 million was due to the disposal of assets in the prior period. These decreases were offset by increases in realized and unrealized foreign currency losses of $2.3 million.

Nine month change

Other income (expense), net was $(46.5) million for the unaudited nine months ended September 30, 2021 (Successor), $(33.8) million for the unaudited six months ended September 30, 2020 (Successor), and $(5.4) million for the unaudited three months ended March 31, 2020 (Predecessor). This increase in expense was due to an increase in interest expense related to our Term Loan of $9.7 million resulting from additional debt acquired in December 2020. Additional increases were due to an increase in realized and unrealized foreign currency losses of $2.2 million, and decrease in interest income from marketable securities of $0.3 million. These increases were offset by a decrease in expense related to the disposal of leased property and other assets, which occurred in the prior period.

Liquidity and Capital Resources

As of September 30, 2021 (unaudited) and December 31, 2020, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $231.8 million and $151.0 million, respectively, which was held for working capital purposes, as well as the available balance of our Credit Facilities, (as defined below). As of September 30, 2021 (unaudited) and December 31, 2020, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations, debt financing and equity contributions from Thoma Bravo, and more recently, our IPO. We believe our existing cash and cash equivalents, our Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021 (unaudited), we had deferred revenue of $287.1 million, of which $270.4 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2020, we had deferred revenue of $204.9 million, of which $192.9 million was recorded as a current liability.

The following table shows our cash flows for the unaudited nine months ended September 30, 2021 (Successor), the unaudited six months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor):

	Successor		Predecessor
	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2020
		(in thousands)
Net cash provided by (used in) operating activities	$108,816	$41,960	$(57,058)
Net cash provided by (used in) investing activities	26,372	(1,904,855)	14,871
Net cash provided by (used in) financing activities	(54,353)	2,016,728	(346)

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

Credit Facilities

On March 24, 2020, we entered into a credit agreement with a syndicate of lenders and Golub Capital Markets LLC, as administrative agent and collateral agent, and Golub Capital Markets LLC and Owl Rock Capital Advisors LLC, as joint bookrunners and joint lead arrangers (the “Credit Agreement”). The Credit Agreement provided for a senior secured term loan facility (the “Initial Term Loan”) in an original aggregate principal amount of $775.0 million, which was supplemented by an incremental term loan pursuant to the First Incremental Amendment and Waiver to Credit Agreement, dated as of December 22, 2020, in a principal amount of $70.0 million (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan”). The Credit Agreement also provided for a senior secured revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility included a $10.0 million sublimit for the issuance of letters of credit.

The Credit Agreement required us to repay the principal of the Term Loan in equal quarterly repayments equal to 0.25% of the original principal amount of Term Loan. Further, until the last day of the quarter ending June 30, 2021, the Credit Facilities bore interest at a rate equal to (i) 6.00% plus the highest of (x) the prime rate (as determined by reference to the Wall Street Journal), (y) the Federal funds open rate plus 0.50% per annum, and (z) a daily Eurodollar rate based on an interest period of one month plus 1.00% per annum or (ii) the Eurodollar rate plus 7.00% per annum, subject to a 1.00% Eurodollar floor. Thereafter, on the last day of each of the five full fiscal quarters, we had the option (“Pricing Grid Election”) to (i) retain the aforementioned applicable margins or (ii) switch to the applicable margins set forth on a pricing grid which, subject to certain pro forma total net leverage ratio limits, provides for applicable margins ranging from 5.50% to 7.00%, in the case of Eurodollar loans, and 4.50% to 6.00% in the case of ABR Loan. The applicable margins set forth on the pricing grid became mandatory beginning on the tenth full fiscal quarter ending after March 24, 2020.

On May 27, 2021, the Company exercised its option to make a Pricing Grid Election. As a result, the Company’s applicable margin for Eurodollar loans under the Credit Facilities was 5.5% as of September 30, 2021.

We were also required to pay a commitment fee of up to 0.50% per annum of unused commitments under the Revolving Credit Facility, letter of credit fees on a per annum basis, and customary fronting, issuance, and administrative fees for the issuance of letters of credit.

As of September 30, 2021 (unaudited), we had outstanding borrowings of $531.3 million of the Term Loan, no outstanding borrowings under our Revolving Credit Facility and $4.3 million outstanding under letters of credit, respectively. With proceeds from our IPO, we made a principal payment in August 2021 of $224.3 million on our outstanding Term Loan. Subsequently, following the exercise of the underwriter's overallotment of shares, we made a principal payment of $30.8 million on its outstanding Term Loan. In connection with the payments, we also incurred a 1.5% prepayment premium.

On October 29, 2021, we entered into the Refinancing, providing for Senior Secured Credit Facilities consisting of a $500.0 million Senior Term Loan and a $125.0 million Senior Revolver. The proceeds from the new Senior Term Loan were used, in addition to cash on hand, to refinance, in full, all existing indebtedness under the Credit Agreement, and to pay certain fees and expenses incurred in connection with the entry into the JPMorgan Credit Agreement and Refinancing.

Operating Activities

Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash provided by operating activities during the unaudited nine months ended September 30, 2021 (Successor) was $108.8 million, which was attributable to a net loss of $68.0 million adjusted for certain non-cash items, including $11.5 million of stock-based compensation expense, $103.0 million depreciation and amortization, $2.0 million in amortization of debt discount and issuance costs, $1.2 million of impairment on disposal group, and $1.6 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $20.3 million. Working capital sources of cash included a net increase of $72.8 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets decreased by $0.1 million, accounts payable and accrued liabilities increased by $8.6 million, deferred commissions increased by $5.6 million, lease liabilities decreased by $4.7 million, other liabilities decreased by $0.9 million, and right-of-use assets decreased by $7.6 million.

Net cash provided by operating activities during the unaudited six months ended September 30, 2020 (Successor) was $42.0 million, which was attributable to our net loss of $136.7 million adjusted for certain non-cash items, including $3.1 million of stock-based compensation expense, $68.0 million of depreciation and amortization, $1.0 million in amortization of debt discount and issuance costs, $33.0 million of impairment on disposal group and held-for-sale goodwill, and $1.4 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $36.1 million. These amounts were offset by a decrease to deferred income taxes of $36.1 million. Working capital sources of cash included a net increase of $108.7 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year. Prepaid expenses and other current assets decreased by $21.4 million, right-of-use assets decreased by $5.3 million, and deferred commissions decreased by $19.0 million. These were offset by increases of $4.0 million in other liabilities and $11.8 million in accounts payable and accrued liabilities.

Net cash used in operating activities during the unaudited three months ended March 31, 2020 (Predecessor) was $57.1 million, which was attributable to our net loss of $22.2 million adjusted for certain non-cash items, including $7.1 million of stock-based compensation expense, $5.6 million of depreciation and amortization, and $2.0 million in other non-cash items. Working capital sources of cash included a net decrease of $25.1 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year. As a result of our leasing activity, our right-of-use assets and lease liabilities resulted in a net decrease of $3.0 million. Accounts payable and accrued liabilities increased by $2.2 million, while deferred commissions increased by $1.5 million. These were offset by a decrease of $25.1 million in prepaid expenses and other current assets due to renewal of annual contracts to begin fiscal year 2020.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash provided by investing activities during the unaudited nine months ended September 30, 2021 (Successor) was $26.4 million, consisting of $46.0 million due to the sale of our Bridge business, which was offset by our acquisition of Eesysoft of $16.9 million, and purchases of property and equipment of $2.8 million.

Net cash used in investing activities during the unaudited six months ended September 30, 2020 (Successor) was $1,904.9 million, consisting of business acquisitions of $1,904.1 million, and purchases of property and equipment of $0.9 million.

Net cash provided by investing activities during the unaudited three months ended March 31, 2020 (Predecessor) was $14.9 million, consisting of cash maturities of our marketable securities of $15.6 million. These were offset by purchases of property and equipment of $0.7 million.

Financing Activities

Our financing activities have consisted of borrowings of long-term debt, capital contributions received from stockholders, and selling our common stock from our IPO.

Net cash used in financing activities during the unaudited nine months ended September 30, 2021 (Successor) was $54.4 million, which consisted of $307.9 million of principal payments made on our long-term debt, $3.8 million of prepayment premium paid in connection with our principal debt payments, $1.3 million of shares repurchased for tax withholdings on vesting of restricted stock, and distributions to stockholders of $0.9 million. These cash outflows were offset by $259.6 million of IPO proceeds, net of offering costs paid of $5.7 million.

Net cash provided by financing activities during the unaudited six months ended September 30, 2020 (Successor) was $2,016.7 million, which consisted of $763.3 of borrowings, net of debt discount and issuance costs totaled, which was offset by $3.9 million of principal payments made during the period. Total proceeds from contributions from stockholders was $1,257.3 million.

Net cash used in financing activities during the unaudited three months ended March 31, 2020 (Predecessor) was $0.3 million, which consisted of $1.1 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options, offset by $1.4 million in shares repurchased for tax withholdings on vesting of restricted stock.

Contractual Obligations and Commitments

As of September 30, 2021, there had been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations disclosed in the Company’s Prospectus dated July 21, 2021 filed with the SEC in connection with the IPO.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021 and 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2—Summary of Significant Accounting Policies included in this Form 10-Q.

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

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Other Financial Data:
Non-GAAP operating income (1)	40,361	25,483	103,030	37,324	1,468
Free cash flow (2)	160,006	99,516	106,056	41,169	(57,771)
Adjusted EBITDA (3)	41,257	26,388	105,013	39,780	4,809
Allocated Combined Receipts (4)	108,600	87,922	303,239	162,731	71,389

(1)
We define “non-GAAP operating income” as loss from operations excluding the impact of stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and the Certica and Eesysoft acquisitions that we do not believe are reflective of our ongoing operations.
(2)
We define “free cash flow” as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment.
(3)
“EBITDA” is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, provision for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica and Eesysoft acquisitions.
(4)
“Allocated Combined Receipts” is defined as the combined receipts of our Company and companies that we have acquired allocated to the period of service delivery. We calculate Allocated Combined Receipts as the sum of (i) revenue and (ii) the impact of fair value adjustments to acquired unearned revenue related to the Take-Private Transaction and Certica and Eesysoft acquisitions that we do not believe are reflective of our ongoing operations.

Non-GAAP Operating Income

We define non-GAAP operating income as loss from operations excluding the impact of stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica and Eesysoft acquisitions that we do not believe are reflective of our ongoing operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Loss from operations	(5,018)	(60,070)	(41,517)	(138,729)	(16,587)
Stock-based compensation	8,379	6,722	17,722	40,550	7,109
Restructuring, transaction and sponsor related costs	2,031	40,064	18,042	50,317	8,360
Amortization of acquisition-related intangibles	33,590	32,617	100,312	65,597	2,586
Fair value adjustments to deferred revenue in connections with purchase accounting	1,379	6,150	8,471	19,589	—
Non-GAAP operating income	$40,361	$25,483	$103,030	$37,324	$1,468

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

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods indicated:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Net cash provided by (used in) operating activities	$161,183	$100,285	$108,816	$41,960	$(57,058)
Purchases of property and equipment and intangible assets	(1,193)	(807)	(2,800)	(858)	(732)
Proceeds from disposals of property and equipment	16	38	40	67	19
Free cash flow	$160,006	$99,516	$106,056	$41,169	$(57,771)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, provision (benefit) for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica and Eesysoft acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
		(in thousands)
Net Loss	$(13,261)	$(60,173)	$(68,025)	$(136,747)	$(22,203)
Interest on outstanding debt and loss on debt extinguishment	11,247	16,357	44,170	34,449	—
Provision (benefit) for taxes	(4,631)	(16,062)	(20,022)	(35,788)	183
Depreciation	911	1,329	2,728	2,426	2,982
Amortization	2	2	5	5	35
Stock-based compensation	8,379	6,722	17,722	40,550	7,109
Restructuring, transaction and sponsor related costs	3,641	39,446	19,652	49,699	14,117
Amortization of acquisition-related intangibles	33,590	32,617	100,312	65,597	2,586
Fair value adjustments to deferred revenue in connection with purchase accounting	1,379	6,150	8,471	19,589	—
Adjusted EBITDA	$41,257	$26,388	$105,013	$39,780	$4,809

Allocated Combined Receipts

We define Allocated Combined Receipts as the combined receipts of our Company and companies that we have acquired allocated to the period of service delivery. We calculate Allocated Combined Receipts as the sum of (i) revenue and (ii) the impact of fair value adjustments to acquired unearned revenue related to the Take-Private Transaction and Certica and Eesysoft acquisitions that we do not believe are reflective of our ongoing operations. Management uses this measure to evaluate organic growth of the business period over period, as if the Company had operated as a single entity and excluding the impact of acquisitions or adjustments due to purchase accounting. Organic growth in current and future periods is driven by sales to new customers and the addition of additional subscriptions and functionality to existing customers, offset by customer cancellations or reduced subscriptions upon renewal.

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

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Successor				Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2021	2020	2021	2020	2020
	(in thousands)
Revenue	$107,221	$81,772	$294,768	$143,142	$71,389
Fair value adjustments to deferred revenue in connection with purchase accounting	1,379	6,150	8,471	19,589	—
Allocated Combined Receipts	$108,600	$87,922	$303,239	$162,731	$71,389

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
•
the impact of any catastrophic events;
•
rising inflation and our ability to control costs, including our operating costs;
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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited nine and three months ended September 30, 2021 (Successor), the unaudited six and three months ended September 30, 2020 (Successor), and unaudited three months ended March 31, 2020 (Predecessor), a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $231.8 million and $151.0 million as of September 30, 2021 (unaudited) and December 31, 2020, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At September 30, 2021 (unaudited) and December 31, 2020, we also had in place a $50.0 million Revolving Credit Facility, with availability of $50.0 million, and approximately $531.3 million and $839.2 million in Term Loans, respectively, both of which bear interest at 5.50%, plus a variable applicable margin. At September 30, 2021 (unaudited) and December 31, 2020, the applicable margin was 1.0% for the Revolving Credit Facility and 1.0% for the Term Loans.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. With the potential exception of the below matter (which we believe is without merit and which we are defending vigorously against), we are not presently party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

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

The defendants moved to dismiss the complaint on May 3, 2021. We do not believe these claims have merit and are defending vigorously against them.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in section entitled “Risk Factors” included in our Prospectus dated July 21, 2021 filed with the SEC in connection with our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(1)
3.2	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(2)
10.1	Director Nomination Agreement, dated as of July 26, 2021, by and among the Company and the other signatories party thereto(3)
10.2

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Instructure Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 28, 2021)(4)

10.3

Instructure Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Instructure Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 23, 2021)(5)

10.4

Instructure Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Instructure Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 23, 2021)(6)

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

(1) Incorporated by reference to Exhibit 3.1 on Form 8-K filed on July 21, 2021

(2) Incorporated by reference to Exhibit 3.2 on Form 8-K filed on July 21, 2021

(3) Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 21, 2021

(4) Incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 21, 2021

(5) Incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 21, 2021

(6) Incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 21, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: November 10, 2021	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)