Form 10-Q
period 2022-03-31
INSTRUCTURE HOLDINGS, INC.
filed 2022-05-04
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 141,347,146 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,854	$164,928
Accounts receivable—net	36,606	51,607
Prepaid expenses	51,078	15,475
Deferred commissions	11,729	11,418
Other current assets	2,759	3,384
Total current assets	203,026	246,812
Property and equipment, net	11,115	10,792
Right-of-use assets	16,978	18,175
Goodwill	1,194,221	1,194,221
Intangible assets, net	596,005	629,746
Noncurrent prepaid expenses	1,404	1,553
Deferred commissions, net of current portion	19,490	20,105
Deferred tax assets	7,927	6,477
Other assets	5,979	5,901
Total assets	$2,056,145	$2,133,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,881	$18,324
Accrued liabilities	23,069	28,408
Lease liabilities	6,880	6,666
Long-term debt, current	4,013	2,763
Deferred revenue	175,203	240,936
Total current liabilities	221,046	297,097
Long-term debt, net of current portion	489,497	490,500
Deferred revenue, net of current portion	13,772	14,740
Lease liabilities, net of current portion	21,996	23,678
Deferred tax liabilities	27,890	29,851
Other long-term liabilities	2,418	3,531
Total liabilities	776,619	859,397
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021; 141,347 and 140,741 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021, respectively.	1,413	1,407
Additional paid-in capital	1,550,318	1,539,638
Accumulated deficit	(272,205)	(266,660)
Total stockholders’ equity	1,279,526	1,274,385
Total liabilities and stockholders’ equity	$2,056,145	$2,133,782

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2022	2021
Revenue:
Subscription and support	$103,492	$86,354
Professional services and other	9,970	7,626
Total revenue	113,462	93,980
Cost of revenue:
Subscription and support	35,546	39,884
Professional services and other	5,465	5,750
Total cost of revenue	41,011	45,634
Gross profit	72,451	48,346
Operating expenses:
Sales and marketing	43,321	41,222
Research and development	17,201	17,089
General and administrative	15,616	13,351
Impairment on held-for-sale assets	—	1,218
Total operating expenses	76,138	72,880
Loss from operations	(3,687)	(24,534)
Other income (expense):
Interest income	36	27
Interest expense	(4,553)	(17,271)
Other income (expense)	306	(634)
Total other income (expense), net	(4,211)	(17,878)
Loss before income taxes	(7,898)	(42,412)
Income tax benefit	2,353	9,341
Net loss and comprehensive loss	$(5,545)	$(33,071)
Net loss per common share, basic and diluted	$(0.04)	$(0.26)
Weighted average common shares used in computing basic and diluted net loss per common share	140,952	126,117

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140,741	$1,407	$1,539,638	$(266,660)	$1,274,385
Vesting of restricted stock units	425	4	(4)	—	—
Purchase of ESPP shares	240	3	4,073	—	4,076
Shares withheld for tax withholding on vesting of restricted stock units	(59)	(1)	(1,262)	—	(1,263)
Stock-based compensation	—	—	7,873	—	7,873
Net loss	—	—	—	(5,545)	(5,545)
Balances at March 31, 2022	141,347	$1,413	$1,550,318	$(272,205)	$1,279,526

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	126,219	$1,262	$1,264,703	$(177,981)	$1,087,984
Repurchase of TopCo Units	(133)	(1)	(562)	—	(563)
Stock-based compensation	—	—	2,666	—	2,666
Net loss	—	—	—	(33,071)	(33,071)
Balances at March 31, 2021	126,086	$1,261	$1,266,807	$(211,052)	$1,057,016

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(5,545)	$(33,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,004	939
Amortization of intangible assets	33,741	33,365
Amortization of deferred financing costs	294	609
Impairment on disposal group	—	1,218
Stock-based compensation	7,813	2,633
Deferred income taxes	(3,411)	(9,380)
Other	(360)	1,321
Changes in assets and liabilities:
Accounts receivable, net	14,779	16,906
Prepaid expenses and other assets	(34,733)	(18,921)
Deferred commissions	304	(52)
Right-of-use assets	1,197	5,242
Accounts payable and accrued liabilities	(11,746)	(8,633)
Deferred revenue	(66,701)	(50,486)
Lease liabilities	(1,468)	(1,643)
Other liabilities	(1,113)	1,221
Net cash used in operating activities	(65,945)	(58,732)
Investing activities:
Purchases of property and equipment	(1,333)	(411)
Proceeds from sale of property and equipment	22	9
Proceeds from sale of Bridge	—	46,018
Net cash provided by (used in) investing activities	(1,311)	45,616
Financing activities:
Proceeds from issuance of common stock from employee equity plans	4,076	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,263)	—
Repurchase of TopCo units	—	(563)
Repayments of long-term debt	—	(49,542)
Net cash provided by (used in) financing activities	2,813	(50,105)
Foreign currency impacts on cash, cash equivalents, and restricted cash	590	—
Net decrease in cash, cash equivalents, and restricted cash	(63,853)	(63,221)
Cash, cash equivalents, and restricted cash, beginning of period	169,152	150,953
Cash, cash equivalents, and restricted cash, end of period	$105,299	$87,732
Supplemental cash flow disclosure:
Cash paid for taxes	$69	$77
Interest paid	$1,424	$16,672
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$119	$17

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Three months ended March 31,
	2022	2021

Cash and equivalents	$100,854	$83,012
Restricted cash	4,445	4,720
Total cash, cash equivalents, and restricted cash	$105,299	$87,732

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. was a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by the Thoma Bravo Fund XIII, L.P. (“Thoma Bravo”) for the purpose of purchasing (the “Take- Private Transaction”) Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc. (the “Company” or “Instructure”).

Instructure, Inc. was incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, and Singapore.

2021 Stock Split and Initial Public Offering (“IPO”)

On July 9, 2021, the Company effected a 126,239.815-for-1 stock split of its issued and outstanding shares of common stock and made comparable and equitable adjustments to its equity awards in accordance with the terms of the awards. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split. In connection with the stock split, on July 9, 2021, the Company’s board of directors and stockholders approved the Certificate of Amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000 shares to 500,000,000 shares and to increase the number of authorized shares of preferred stock from zero shares to 50,000,000 shares. No preferred stock has been issued or outstanding.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on a basis substantially consistent with the audited condensed consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2021, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2022. The year-end balance sheet data was derived from audited financial statements, but the interim condensed consolidated balance sheet included in this Form 10-Q does not include all disclosures required under U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include provisions for credit losses, useful lives for property and equipment and intangible assets, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, acquisition related estimates, our assessment for impairment of goodwill, intangible assets, and other long-lived assets, the standalone selling price of performance obligations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

Operating Segments

We operate in a single operating segment, cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found on the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the unaudited three months ended March 31, 2022.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

Effective January 1, 2022, the Company adopted ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Upon adoption a lessor will be required to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

Effective January 1, 2022, the Company adopted ASU No. 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

Effective January 1, 2022, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

Issued accounting pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's condensed consolidated financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2022	2021
	(unaudited)
Numerator:
Net loss	$(5,545)	$(33,071)
Denominator:
Weighted-average common shares outstanding—basic	140,952	126,117
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—
Weighted-average common shares outstanding—diluted	140,952	126,117
Net loss per common share, basic and diluted	$(0.04)	$(0.26)

For the unaudited three months ended March 31, 2022, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited three months ended March 31, 2021. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Restricted stock units	5,985	—
Shares for issuance under employee stock purchase plan	38	—
Total	6,023	—

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Computer and office equipment	$4,149	$2,668
Capitalized software development costs	5,199	4,591
Furniture and fixtures	1,615	1,325
Leasehold improvements and other	6,852	4,330
Total property and equipment	17,815	12,914
Less accumulated depreciation and amortization	(6,700)	(2,122)
Total	$11,115	$10,792

Accumulated amortization for capitalized software development costs was $1.1 million and $0.8 million at March 31, 2022 (unaudited) and December 31, 2021, respectively. Amortization expense for capitalized software development costs for the unaudited three months ended March 31, 2022 and 2021, was $0.3 million and $0.1 million, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

5. Acquisitions

2021 Acquisitions

On June 28, 2021, we acquired all outstanding shares of Eesysoft Software International B.V. (“Eesysoft” which was rebranded to “Impact by Instructure” or “Impact” subsequent to acquisition) for the purpose of enhancing our ability to help our customers more effectively use our core products. $1.5 million of the purchase price will be paid over a period of 18 months following the transaction. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. On June 28, 2021, the Company recorded a provisional increase to the Impact deferred tax liability of $0.7 million in purchase accounting due to a step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The deferred tax liability will remain provisional until the Impact tax returns are filed.

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

On November 5, 2021, we acquired all outstanding shares of Kimono LLC (“Kimono” which was rebranded to “Elevate Data Sync” subsequent to acquisition) for the purpose of enhancing our ability to help our customers more effectively synchronize data between our core product applications and student information systems (“SIS”). $0.4 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value.

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

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful life of seven years. Amortization of customer relationships is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Sale of getBridge LLC (“Bridge”)

On February 26, 2021, the Company sold Bridge, its corporate learning platform and wholly-owned subsidiary, for a total purchase price of $47.0 million. We received cash proceeds net of transaction costs of $46.0 million. The proceeds from this sale were used to pay down the balance of our then outstanding Term Loan (as defined in Note 7—Credit Facility). During the unaudited three months ended March 31, 2021, we recognized a pretax loss on this divestiture of $1.2 million, which is included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2021	$1,194,221
Additions (Note 5 - Acquisitions)	—
Balance as of March 31, 2022 (unaudited)	$1,194,221

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	March 31, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(unaudited)
Software	11 Months	$21	$(15)	$6	$21	$(13)	$8
Trade names	93 Months	125,800	(26,087)	99,713	125,800	(22,809)	102,991
Developed technology	37 Months	313,800	(119,905)	193,895	313,800	(104,215)	209,585
Customer relationships	61 Months	413,600	(111,209)	302,391	413,600	(96,438)	317,162
Total		$853,221	$(257,216)	$596,005	$853,221	$(223,475)	$629,746

Amortization expense for intangible assets was $33.7 million and $33.4 million for the unaudited three months ended March 31, 2022 and 2021, respectively.

Based on the recorded intangible assets at March 31, 2022 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2022	$101,225
2023	134,961
2024	134,726
2025	92,013
2026	71,925
2027 and thereafter	61,155
Total	$596,005

7. Credit Facility

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

The Credit Agreement required us to repay the principal of the Term Loan in equal quarterly repayments equal to 0.25% of the aggregate original principal amount of the Term Loan, reduced as a result of the application of prepayments. Further, until the last day of the quarter ending June 30, 2021, the Credit Facilities bore interest at a rate equal to (i) 6.00% plus the highest of (x) the prime rate (as determined by reference to the Wall Street Journal), (y) the Federal funds open rate plus 0.50% per annum, and (z) a daily Eurodollar rate based on an interest period of one month plus 1.00% per annum or (ii) the Eurodollar rate plus 7.00% per annum, subject to a 1.00% Eurodollar floor. Thereafter, on the last day of each of the five full fiscal quarters, we had the option (a “Pricing Grid Election”) to (i) retain the aforementioned applicable margins or (ii) switch to the applicable margins set forth on a pricing grid which, subject to certain pro forma total net leverage ratio limits, provided for applicable margins ranging from 5.50% to 7.00%, in the case of Eurodollar loans, and 4.50% to 6.00% in the case of ABR Loans (as defined in the Credit Agreement). The applicable margins set forth on the pricing grid would become mandatory beginning on the last day of the tenth full fiscal quarter ending after March 24, 2020. Interest payments were due quarterly, or more frequently, based on the terms of the Credit Agreement.

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

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of March 31, 2022 (unaudited), we had no outstanding borrowings under our Senior Revolver.

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

The 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending June 30, 2022, a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of March 31, 2022 (unaudited), there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of March 31, 2022 (unaudited).

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred after the IPO in August 2021 in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs were being amortized into interest expense over the contractual term of the Term Loan. As a result of the Refinancing in the fourth quarter of 2021, the Company wrote off the remaining $13.8 million of debt discount costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $0.2 million and $0.6 million of amortization of debt discount costs for the unaudited three months ended March 31, 2022 and 2021, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At March 31, 2022 (unaudited) and December 31, 2021 the Company had an aggregate principal amount outstanding of $500.0 million under the Senior Term Loan, bearing interest at 3.27% and 3.25%, respectively. The Company had $6.5 million and $6.7 million of unamortized debt discount costs at March 31, 2022 (unaudited) and December 31, 2021, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs were being amortized into interest expense over the contractual term of the Revolving Credit Facility. As a result of the Refinancing, the Company wrote off the remaining $0.5 million of debt issuance costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $30.0 thousand of amortization of debt issuance costs for the unaudited three months ended March 31, 2022 and 2021, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.9 million and $0.9 million of unamortized debt issuance costs at March 31, 2022 (unaudited) and December 31, 2021, respectively, which were included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Senior Secured Credit Facilities contain customary negative covenants. At March 31, 2022 (unaudited), the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities. The Company also maintained compliance with all applicable covenants pertaining to the Credit Facilities prior to the Refinancing.

The maturities of outstanding debt, as of March 31, 2022 (unaudited), are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2022	$3,750
2023	5,000
2024	5,000
2025	5,000
2026	5,000
Thereafter	476,250
Total	$500,000

8. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Historically, we had primarily generated revenues from two customer bases, Education and Corporate. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas Learning Management System (“LMS”), which includes assessments, analytics and learning content. Corporate customers purchased Bridge-related product, the Company's corporate learning platform, which included a learning management system and performance platform that helped employees and managers transform their organization through connection, alignment, and growth. On February 26, 2021, the Company sold getBridge LLC (“Bridge”), its corporate learning platform and wholly-owned subsidiary, and no longer receives revenues from Corporate customers. The following tables present the Company’s disaggregated revenues based on its two customer bases and by geographic region, based on the physical location of the customer (in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Education	$113,462	$90,317
Corporate	—	3,663
Total revenue	$113,462	$93,980
Percentage of revenue generated by Education	100%	96%

	Three months ended March 31,
	2022	2021
	(unaudited)
United States	$90,107	$75,571
Foreign	23,355	18,409
Total revenue	$113,462	$93,980
Percentage of revenue generated outside of the United States	21%	20%

Deferred Revenue and Performance Obligations

During each of the unaudited three months ended March 31, 2022 and 2021, 92% of revenue recognized was included in our deferred revenue balance at December 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022 (unaudited), approximately $668.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 75% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of March 31, 2022 and 2021 (unaudited) there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%. As of December 31, 2021, our largest customer's outstanding net accounts receivable balance as a percentage of total outstanding net accounts receivable represented 10.5%. There were no other customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10% as of December 31, 2021.

Our provisions for credit loss balances at March 31, 2022 (unaudited) and December 31, 2021 were $1.0 million and $0.8 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $31.2 million and $31.5 million as of March 31, 2022 (unaudited) and December 31, 2021, respectively. Amortization expense for deferred commissions was $3.4 million and $2.4 million for the unaudited three months ended March 31, 2022 and 2021, respectively. There was no impairment of deferred commissions during these periods.

10. Stockholders’ Equity

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

In connection with the Take-Private Transaction, the Company's board of directors authorized 2,000 shares of common stock with a par value of $0.01. Common stock issued and outstanding prior to the stock split as of July 9, 2021 (unaudited) and December 31, 2020 were 998.10 and 999.84, respectively. No other shares were issued. Subsequently, on July 9, 2021, the Company effected a 126,239.815-for-1 stock split of its issued and outstanding shares of common stock and made comparable and equitable adjustments to its equity awards in accordance with the terms of the awards. The par value of the common stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split.

As of March 31, 2022 (unaudited) and December 31, 2021, there were 500,000,000 shares of common stock authorized. As of March 31, 2022 (unaudited) and December 31, 2021, there were 141,347,146 and 140,740,569 shares of common stock issued and outstanding, respectively.

11. Stock-Based Compensation

Employee Equity Plans

In April 2020, as part of the Take-Private Transaction, the board of managers approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business. The 2020 Plan provided for the grant of incentive stock options, profits interest, equity appreciation rights and other forms of awards to employees and non-employees granted or denominated in TopCo Units. Under the 2020 Plan, 10,000,000 Class B Units (“Incentive Units”) were reserved for issuance (“Incentive Carry”) and did not have a contractual life. Incentive Carry grants were subject to a service and a performance vesting condition based on the achievement of an EBITDA target as established by the Company’s board of managers, over a performance period of four years. Additionally, TopCo granted 480,000 Incentive Units to certain members of the board of managers that were only subject to service-based vesting conditions over four years (“Board Carry”). These Incentive Units were not included in the Incentive Carry pool previously discussed and there was no contractual life. The Co-Invest Agreement offered employees the one-time opportunity to co-invest in TopCo by purchasing Units directly from the Company for cash. Under the Co-Invest agreement, the purchase price for one Class A unit and 72 Class B units was $1,000, which is the same investment allocation between the two unit classes as the investment made by existing investors at the time of the Take-Private Transaction.

The 2020 Plan was terminated in July 2021 in connection with the IPO. No further equity awards were granted under the 2020 Plan subsequent to the IPO. As of the IPO date, 2,271,698 vested Incentive Units converted to 1,305,738 shares of the Company's common stock and were released to the Unit holders, and 6,126,802 unvested Incentive Units were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs will generally vest in 11 equal quarterly installments which commenced on September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which serves as the successor to 2020 Plan. Accordingly, no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,629,623 shares in January 2022. As of March 31, 2022, we had 16,584,889 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period ended on February 28, 2022. Each new offering period will begin on or about March 1 and September 1 and will be approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,407,406 shares in January 2022. As of March 31, 2022 (unaudited), 3,067,546 shares of common stock were available for purchase under the 2021 ESPP.

In January and February 2022, we granted 792,905 and 1,089,775 RSUs, respectively, to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair values of the RSUs granted in January and February 2022 were $21.12 and $22.41, respectively, which represent the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $41.2 million.

The following two tables show stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Options	$19	$48
Restricted stock units	8,863	2,871
Shares for issuance under employee stock purchase plan	594	—
Class A and Class B Units	—	2,666
Total stock-based compensation	$9,476	$5,585

	Three months ended March 31,
	2022	2021
	(unaudited)
Subscription and support cost of revenue	$282	$224
Professional services and other cost of revenue	376	177
Sales and marketing	2,577	1,582
Research and development	2,540	1,670
General and administrative	3,701	1,932
Total stock-based compensation	$9,476	$5,585

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units, and together with the stock options, “equity awards”, whether vested or unvested, were cancelled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards will vest and be payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the three months ended March 31, 2022 and 2021 (unaudited), the Company recognized $1.7 million and $2.9 million of stock-based compensation expense associated with the Cash Replacement Awards, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the unaudited three months ended March 31, 2022 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2021	1,987	$21.00
Granted	1,883	21.87
Vested	(122)	20.41
Forfeited or cancelled	(136)	22.15
Unvested and outstanding at March 31, 2022	3,612	$21.43

As of March 31, 2022 (unaudited), total unrecognized compensation cost related to unvested RSUs amounted to $71.3 million, which is expected to be recognized over a weighted average period of 3.6 years.

The following table summarizes the activity of the Incentive Carry and Board Carry, subsequent to their conversion into RSUs under the 2021 Plan, for the unaudited three months ended March 31, 2022 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2021	2,736	$10.75
Vested	(304)	11.03
Forfeited or cancelled	(59)	11.23
Unvested and outstanding at March 31, 2022	2,373	$10.74

There were no Incentive Units granted subsequent to December 31, 2021. As of March 31, 2022 (unaudited) and December 31, 2021, we had $24.5 million and $28.3 million of unrecognized stock-based compensation expense related to unvested Incentive Units exchanged for RSUs, that are expected to be recognized over a weighted-average period of 2.0 and 2.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended March 31, 2022 and 2021 (unaudited):

	Three months ended March 31,
	2022	2021
Dividend yield	None	None
Volatility	41 - 47%	None
Risk-free interest rate	0.06	None
Expected life (years)	0.5 - 0.6	None

12. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, China, Singapore and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly in the next 12 months.

13. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended March 31, 2022 (unaudited) and December 31, 2021. Assets measured at fair value on a recurring basis as of March 31, 2022 (unaudited) were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs observable market based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2022 (unaudited), the fair value of our Senior Term Loan was $493.5 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

14. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. The first, second, third, and fourth sublease term has 15 months, 81 months, 46 months, and 25 months remaining, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Operating lease cost, gross	$1,796	$1,952
Variable lease cost, gross(1)	536	409
Sublease income	(254)	(228)
Total lease costs(2)	$2,078	$2,133

(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited three months ended March 31, 2022 and 2021 (unaudited) were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 and 2021 (unaudited) were $2.2 million and $1.9 million, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of March 31, 2022 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2022	$6,670
2023	8,729
2024	8,460
2025	4,390
2026	2,816
2027 and thereafter	3,121
Total lease payments	34,186
Less:
Imputed interest	(5,310)
Lease liabilities	28,876
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	28,462

As of March 31, 2022 (unaudited) and December 31, 2021, the weighted average remaining lease term is 4.2 and 4.4 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.19% as of March 31, 2022 (unaudited) and December 31, 2021.

15. Commitments and Contingencies

Non-cancelable purchase obligations

As of March 31, 2022 (unaudited), our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure services in the ordinary course of business totaled $45.0 million for fiscal year 2023 and $48.0 million for fiscal years 2024 and 2025, respectively.

Letters of Credit

As of March 31, 2022 (unaudited) and December 31, 2021, we had a total of $4.4 million and $4.2 million respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time arising in the normal course of business. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Although the results of litigation and claims are inherently unpredictable and uncertain, management does not believe that the outcome of our various legal proceedings, with the potential exception of the matter described below (which we believe is without merit and which we are defending vigorously against), if determined adversely to us, singly or in the aggregate, would have a material impact on our financial position, results of operations, or liquidity.

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

16. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited three months ended March 31, 2022 and 2021 (unaudited), the Company incurred $0.2 million and $0.1 million, respectively, related to these services. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The spouse of Mitch Benson, our Chief Product Officer, is an employee of the Company. Mr. Benson has been an employee of the Company since 2014 and our Chief Product Officer since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2021 base salary and short-term incentive award was approximately $0.2 million in the aggregate. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the three months ended March 31, 2022 (unaudited), Ms. Gunther's base salary was $0.1 million.

In connection with our entry into our Credit Facilities on March 24, 2020, affiliates of Thoma Bravo collectively acquired $129.2 million of our Term Loan. In connection with our principal prepayments made in August 2021, $42.5 million of the prepayments were applied to the Term Loan held by affiliates of Thoma Bravo. Additionally, in connection with our October 29, 2021 Refinancing, $88.6 million of our Term Loan held by affiliates of Thoma Bravo was paid off. Refer to Note 7—Credit Facility for additional information regarding the principal prepayments and Refinancing.

Interest paid to affiliates of Thoma Bravo during the three months ended March 31, 2021 (unaudited) was $2.8 million.

17. Subsequent Events

On April 13, 2022, Instructure, Inc. entered into a Stock Purchase Agreement with all of the securityholders of Concentric Sky, Inc. (“Concentric Sky”), the makers of Badgr, which will be rebranded to Canvas Badges, and paid $22.0 million in cash, subject to customary adjustments, to such securityholders to acquire 100% of the outstanding securities of Concentric Sky.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Data for the year ended December 31, 2021 and the related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022. The following discussion contains forward-looking statements. See the “Forward Looking Statements” section of this Quarterly Report on Form 10-Q.

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

This discussion and analysis reflects our financial condition and results of operations for the unaudited three months ended March 31, 2022 and 2021.

For the unaudited three months ended March 31, 2022 and 2021:

•
Our revenue was $113.5 million and $94.0 million, respectively.
•
Our net loss was $5.5 million and $33.1 million, respectively.
•
Our adjusted EBITDA was $43.6 million and $32.6 million, respectively.
•
Our operating cash flow was $(65.9) million and $(58.7) million, respectively.
•
Our free cash flow was $(67.3) million and $(59.1) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures, see “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measure.

Recent Developments

Impact of COVID-19

The COVID-19 pandemic created a set of conditions in which students of all ages began learning from home, causing schools to rapidly adopt or upgrade online platforms for students and teachers to conduct lessons remotely. We believe that the COVID-19 pandemic accelerated adoption of our learning platform, which we expect will continue to generate additional opportunities for us in the future.

While we experienced a significant increase in customers due to the pandemic, the aforementioned factors also resulted in increased usage of our services and required us to expand our network and data storage and processing capacity, particularly third-party cloud hosting. We continued to experience high usage on our learning platform, even as North American K-12 students started returning to the classroom during 2021. As more of our customers have begun transitioning back to the classroom on either a full-time or hybrid basis, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, has come down from peak pandemic levels, but remains significantly higher than pre-pandemic levels. These factors have generated a positive impact to our gross margin.

There is no assurance that we will experience a continued increase in the adoption of our learning platform or that new or existing customers will continue to utilize our service after the COVID-19 pandemic tapers. Moreover, the continued tapering of the COVID-19 pandemic, may result in a decline in customers once students are more fully transitioned back to the classroom on either a full-time or hybrid basis.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on our business, results of operations and financial condition continue to be uncertain and cannot be accurately predicted.

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

Research and Development. Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new applications, features and adding incremental functionality to our platform. We amortize these costs to subscription and support cost of revenue in the condensed consolidated statements of operations and comprehensive loss over the estimated life of the new application or incremental functionality, which is generally three years.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at March 31, 2022 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, and increases to foreign deferred tax assets as a result of changes in foreign tax rates.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription and support	$103,492	$86,354
Professional services and other	9,970	7,626
Total revenue	113,462	93,980
Cost of revenue:
Subscription and support(1) (2) (3)	35,546	39,884
Professional services and other(1) (3)	5,465	5,750
Total cost of revenue	41,011	45,634
Gross profit	72,451	48,346
Operating expenses:
Sales and marketing(1) (2) (3)	43,321	41,222
Research and development(1) (3)	17,201	17,089
General and administrative(1) (3)	15,616	13,351
Impairment on disposal group (3)	—	1,218
Total operating expenses	76,138	72,880
Loss from operations	(3,687)	(24,534)
Other income (expense):
Interest income	36	27
Interest expense	(4,553)	(17,271)
Other income (expense), net(3)	306	(634)
Total other income (expense), net	(4,211)	(17,878)
Loss before income taxes	(7,898)	(42,412)
Income tax benefit	2,353	9,341
Net loss	$(5,545)	$(33,071)

(1)
Includes stock-based compensation as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$282	$224
Professional services and other	376	177
Sales and marketing	2,577	1,582
Research and development	2,540	1,670
General and administrative	3,701	1,932
Total stock-based compensation	$9,476	$5,585

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$15,690	$15,415
Sales and marketing	18,049	17,946
Total amortization of acquisition-related intangibles	$33,739	$33,361

(3)
Includes restructuring, transaction and sponsor related costs as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$9	$1,921
Professional services and other	54	849
Sales and marketing	280	2,251
Research and development	290	2,551
General and administrative	1,837	4,267
Impairment on disposal group	—	1,218
Other income (expense), net	292	—
Total restructuring, transaction and sponsor related costs	$2,178	$13,057

	Three months ended March 31,
	2022	2021
	(as a percentage of total revenue)
Revenue:
Subscription and support	91%	92%
Professional services and other	9	8
Total revenue	100	100
Cost of revenue:
Subscription and support	31	42
Professional services and other	5	6
Total cost of revenue	36	48
Gross profit	64	52
Operating expenses:
Sales and marketing	38	44
Research and development	15	18
General and administrative	14	14
Impairment on disposal group	—	1
Total operating expenses	67	77
Loss from operations	(3)	(25)
Other income (expense):
Interest income	—	—
Interest expense	(4)	(18)
Other income (expense), net	—	(1)
Total other income (expense), net	(4)	(19)
Loss before income taxes	(7)	(44)
Income tax benefit	2	10
Net loss	(5)%	(34)%

Comparison of the unaudited Three months ended March 31, 2022 and unaudited Three months ended March 31, 2021.

Revenue

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Subscription and support	$103,492	$86,354	$17,138	20%
Professional services and other	9,970	7,626	2,344	31
Total revenue	$113,462	$93,980	$19,482	21%

Three month change

Subscription and support revenue increased $17.1 million for the unaudited three months ended March 31, 2022 due to an increase in new customers, growth from existing customers through upselling historical products and cross-selling new products, growth in our international markets, contributions from our recent acquisitions, and the effects of acquisition accounting from Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”).

Professional services and other revenue increased $2.3 million for the unaudited three months ended March 31, 2022 due to the same factors discussed above.

Cost of Revenue

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$35,546	$39,884	$(4,338)	-11%
Professional services and other	5,465	5,750	(285)	(5)
Total cost of revenue	$41,011	$45,634	$(4,623)	-10%
Gross margin percentage
Subscription and support revenue	66%	54%
Professional services and other	45	25
Total gross margin	64	51

Three month change

Total cost of revenue decreased $4.6 million for the unaudited three months ended March 31, 2022 due to an decrease in software expense, amortization of acquisition-related intangible assets, and third-party contractor costs.

Subscription and support cost of revenue decreased $4.3 million for the unaudited three months ended March 31, 2022 due to a decrease of $1.9 million related to the exit of leased property, which occurred in the three months ended March 31, 2021, and decreases in rent and related expenses of $0.3 million. Web hosting expenses and software license expenses decreased $1.9 million. Salaries, wages, and employee-related benefits decreased $0.4 million. These decreases were offset by an increase in amortization of acquisition-related intangibles of $0.4 million.

Professional services and other cost of revenue decreased $0.3 million for the unaudited three months ended March 31, 2022 due to a decrease of $0.8 million related to the exit of leased property, which occurred in the three months ended March 31, 2021. This decrease was offset by increases in employee-related related expenses of $0.3 million and software expenses of $0.2 million.

Operating Expenses

Sales and Marketing

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$43,321	$41,222	$2,099	5%

Three month change

Sales and marketing expenses increased $2.1 million for the unaudited three months ended March 31, 2022 due to an increase in salaries, wages and stock-based compensation of $3.2 million, additional employee-related expenses of $0.7 million, and an increase in travel of $0.3 million. These increases were offset by a decrease of $2.1 million related to the exit of leased property, which occurred in the three months ended March 31, 2021, and a decrease in third-party expenses of $0.2 million.

Research and Development

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$17,201	$17,089	$112	1%

Three month change

Research and development expenses increased $0.1 million for the unaudited three months ended March 31, 2022 due to an increase in employee-related expenses of $0.8 million. There were also additional increases related to software of $0.1 million, contractor and consulting costs of $0.4 million and other miscellaneous increases of $0.1 million. These increases were offset by a decrease of $1.3 million related to the exit of leased property, which occurred in the three months ended March 31, 2021.

General and Administrative

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$15,616	$13,351	$2,265	17%

Three month change

General and administrative expenses increased by $2.3 million for the unaudited three months ended March 31, 2022 due to an increase in employee-related and insurance costs. Employee-related costs, including payroll and stock-based compensation increased $2.0 million, and expenses related to D&O insurance increased $1.8 million as a result of being a public company. Additionally, bad debt expense increased $0.2 million. Other additional miscellaneous increased $0.1 million These increases were offset by a decrease of $0.7 million related to the exit of leased property, which occurred in the three months ended March 31, 2021.

Other Income (Expense), Net

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(4,211)	$(17,878)	$13,667	(76)%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net decreased $13.7 million for the unaudited three months ended March 31, 2022 as a result of decreased interest expense of $12.7 million due to reduced interest rates on our Term Loan and Senior Term Loan (as defined below), as well as the overall reduction in principal following our IPO and Refinancing. Additional decreases of $0.8 million related to realized and unrealized foreign currency gains, and $0.1 million was due to disposal of fixed assets in the period ending March 31, 2021.

Income Tax Benefit

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income taxes	$2,353	$9,341	$(6,988)	(75)%

Three month change

Income tax benefit decreased $7.0 million for the unaudited three months ended March 31, 2022. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Due to the Company's NOL carryforward position, the decrease in the income tax benefit was driven mainly by a reduction in pretax book loss recognized in the unaudited three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022 (unaudited) and December 31, 2021, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $105.3 million and $169.2 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Term Loan, (as defined below). As of March 31, 2022 (unaudited) and December 31, 2021, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations, debt financing, and more recently, our IPO. We believe our existing cash and cash equivalents, our Senior Term Loan and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022 (unaudited), we had deferred revenue of $189.0 million, of which $175.2 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2021, we had deferred revenue of $255.7 million, of which $240.9 million was recorded as a current liability.

The following table shows our cash flows for the unaudited three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(65,945)	$(58,732)
Net cash provided by (used in) investing activities	(1,311)	45,616
Net cash provided by (used in) financing activities	2,813	(50,105)

Our cash flows are subject to seasonal fluctuations. A significant portion of our contracts have terms that coincide with our customers’ typical fiscal year-end of June 30. Historical experience has shown an increase in new and renewed contracts as well as anniversary billings, all of which immediately precede the beginning of our academic customers’ typical fiscal year-end. We typically invoice SaaS fees annually upfront with credit terms of net 30 or 60 days. In turn, our cash flows from operations are affected by this seasonality and are typically reflected in higher cash flow, accounts receivable and deferred revenue balances for the second and third quarter of each year.

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

As of March 31, 2022 (unaudited), we had outstanding borrowings of $500.0 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $4.4 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the unaudited three months ended March 31, 2022 was $65.9 million, which was attributable to a net loss of $5.5 million adjusted for certain non-cash items, including $7.8 million of stock-based compensation expense, $34.7 million depreciation and amortization and $0.3 million in amortization of debt discount and issuance costs. These amounts were offset by a decrease of $0.4 million in other non-cash items and $3.4 million to deferred income taxes. Working capital sources of cash included a net increase of $51.9 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets decreased by $34.7 million, lease liabilities decreased by $1.5 million, other liabilities decreased by $1.1 million, while accounts payable and accrued liabilities increased by $11.7 million, deferred commissions increased by $0.3 million, and right-of-use assets increased by $1.2 million.

Net cash used in operating activities during the unaudited three months ended March 31, 2021 was $58.7 million, which was attributable to a net loss of $33.1 million adjusted for certain non-cash items, including $2.6 million of stock-based compensation expense, $34.3 million depreciation and amortization, $0.6 million in amortization of debt discount and issuance costs, $1.2 million of impairment on disposal group, and $1.3 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $9.4 million. Working capital sources of cash included a net decrease of $33.6 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets decreased by $18.9 million, accounts payable and accrued liabilities decreased by $8.6 million, and deferred commissions decreased by $0.1 million. These were offset by a net increase of $3.6 million in right-of-use assets and lease liabilities due to our leasing activity and an increase in other liabilities of $1.2 million.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the unaudited three months ended March 31, 2022 was $1.3 million, consisting of purchases of property and equipment of $1.3 million.

Net cash provided by investing activities during the unaudited three months ended March 31, 2021 was $45.6 million, consisting of $46.0 million due to the sale of our Bridge business, which was offset by purchases of property and equipment of $0.4 million.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, repurchases of TopCo units and repayments of long-term debt.

Net cash provided by financing activities during the unaudited three months ended March 31, 2022 was $2.8 million, which consisted of $4.1 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.3 million of shares repurchased for tax withholdings on vesting of restricted stock units.

Net cash used in financing activities during the unaudited three months ended March 31, 2021 was $50.1 million, which consisted of $49.5 million of principal payments made on our long-term debt and the repurchase of $0.6 million TopCo Units.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 23, 2022.

Recent Accounting Pronouncement

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
	2022	2021
	(in thousands)
Other Financial Data:
Non-GAAP operating income (1)	42,497	32,227
Free cash flow (2)	(67,256)	(59,134)
Adjusted EBITDA (3)	43,553	32,560
Allocated Combined Receipts (4)	113,961	98,738

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Loss from operations	(3,687)	(24,534)
Stock-based compensation	9,476	5,585
Restructuring, transaction and sponsor related costs	2,470	13,057
Amortization of acquisition-related intangibles	33,739	33,361
Fair value adjustments to deferred revenue in connection with purchase accounting	499	4,758
Non-GAAP operating income	$42,497	$32,227

Free Cash Flow

We define free cash flow as net cash used in operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be an important measure because it measures the amount of cash we generate and reflects changes in working capital. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board concerning our liquidity.

The following table provides a reconciliation of net cash used in operating activities to free cash flow for each of the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(65,945)	$(58,732)
Purchases of property and equipment and intangible assets	(1,333)	(411)
Proceeds from disposals of property and equipment	22	9
Free cash flow	$(67,256)	$(59,134)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact and Elevate Data Sync acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net Loss	$(5,545)	$(33,071)
Interest on outstanding debt and loss on debt extinguishment	4,553	17,270
Benefit for taxes	(2,353)	(9,341)
Depreciation	1,004	939
Amortization	2	2
Stock-based compensation	9,476	5,585
Restructuring, transaction and sponsor related costs	2,178	13,057
Amortization of acquisition-related intangibles	33,739	33,361
Fair value adjustments to deferred revenue in connection with purchase accounting	499	4,758
Adjusted EBITDA	$43,553	$32,560

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

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue	$113,462	$93,980
Fair value adjustments to deferred revenue in connection with purchase accounting	499	4,758
Allocated Combined Receipts	$113,961	$98,738

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•
political instability, terrorist activities or military conflicts, including Russia's invasion of Ukraine; and
•
other factors disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022 and elsewhere in this Quarterly Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this prospectus in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited three months ended March 31, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $105.3 million and $169.2 million as of March 31, 2022 (unaudited) and December 31, 2021, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At March 31, 2022 (unaudited) and December 31, 2021, we also had in place a $125.0 million Senior Revolver and approximately $500.0 million on our Senior Term Loan. As of March 31, 2022 (unaudited) and December 31, 2021, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. At March 31, 2022 (unaudited) and December 31, 2021, the applicable rate was 0.52% and 0.50%, respectively.

We have an agreement to maintain cash balances at a financial institution of no less than $4.4 million as collateral for several letters of credit for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors included in section entitled “Risk Factors” included in our Annual Report on Form 10-K dated February 23, 2022 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(1)
3.2	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(2)
10.1	Executive Agreement, dated as of June 25, 2021, between Instructure, Inc. and Mitch Benson
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Instructure Holdings, Inc.

Date: May 4, 2022	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)