Form 10-Q
period 2022-06-30
INSTRUCTURE HOLDINGS, INC.
filed 2022-08-03
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 141,914,344 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,234	$164,928
Accounts receivable—net	167,646	51,607
Prepaid expenses	37,941	15,475
Deferred commissions	12,374	11,418
Other current assets	2,887	3,384
Total current assets	304,082	246,812
Property and equipment, net	12,203	10,792
Right-of-use assets	15,765	18,175
Goodwill	1,203,979	1,194,221
Intangible assets, net	574,812	629,746
Noncurrent prepaid expenses	1,127	1,553
Deferred commissions, net of current portion	18,953	20,105
Deferred tax assets	8,561	6,477
Other assets	5,689	5,901
Total assets	$2,145,171	$2,133,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,128	$18,324
Accrued liabilities	23,204	28,408
Lease liabilities	6,998	6,666
Long-term debt, current	4,013	2,763
Deferred revenue	269,655	240,936
Total current liabilities	319,998	297,097
Long-term debt, net of current portion	488,493	490,500
Deferred revenue, net of current portion	13,667	14,740
Lease liabilities, net of current portion	19,859	23,678
Deferred tax liabilities	26,513	29,851
Other long-term liabilities	2,153	3,531
Total liabilities	870,683	859,397
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021; 141,914 and 140,741 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021, respectively.	1,419	1,407
Additional paid-in capital	1,558,193	1,539,638
Accumulated deficit	(285,124)	(266,660)
Total stockholders’ equity	1,274,488	1,274,385
Total liabilities and stockholders’ equity	$2,145,171	$2,133,782

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription and support	$102,905	$84,257	$206,397	$170,611
Professional services and other	11,672	9,310	21,642	16,936
Total revenue	114,577	93,567	228,039	187,547
Cost of revenue:
Subscription and support	35,868	36,163	71,414	76,047
Professional services and other	6,530	4,811	11,995	10,561
Total cost of revenue	42,398	40,974	83,409	86,608
Gross profit	72,179	52,593	144,630	100,939
Operating expenses:
Sales and marketing	45,885	39,083	89,206	80,305
Research and development	18,669	14,279	35,870	31,368
General and administrative	14,253	11,196	29,869	24,547
Impairment on disposal group	—	—	—	1,218
Total operating expenses	78,807	64,558	154,945	137,438
Loss from operations	(6,628)	(11,965)	(10,315)	(36,499)
Other income (expense):
Interest income	27	—	63	16
Interest expense	(4,611)	(15,670)	(9,164)	(32,930)
Other expense	(3,417)	(108)	(3,111)	(742)
Total other income (expense), net	(8,001)	(15,778)	(12,212)	(33,656)
Loss before income taxes	(14,629)	(27,743)	(22,527)	(70,155)
Income tax benefit	1,710	6,050	4,063	15,391
Net loss and comprehensive loss	$(12,919)	$(21,693)	$(18,464)	$(54,764)
Net loss per common share, basic and diluted	$(0.09)	$(0.17)	$(0.13)	$(0.43)
Weighted average common shares used in computing basic and diluted net loss per common share	141,534	126,049	141,244	126,083

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	141,347	$1,413	$1,550,318	$(272,205)	$1,279,526
Vesting of restricted stock units	589	6	(6)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(22)	—	(425)	—	(425)
Stock-based compensation	—	—	8,306	—	8,306
Net loss	—	—	—	(12,919)	(12,919)
Balances at June 30, 2022	141,914	$1,419	$1,558,193	$(285,124)	$1,274,488

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2021	126,086	$1,261	$1,266,807	$(211,052)	$1,057,016
Repurchase of TopCo Units	(85)	(1)	(359)	—	(360)
Stock-based compensation	—	—	2,235	—	2,235
Net loss	—	—	—	(21,693)	(21,693)
Balances at June 30, 2021	126,001	$1,260	$1,268,683	$(232,745)	$1,037,198

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140,741	$1,407	$1,539,638	$(266,660)	$1,274,385
Vesting of restricted stock units	1,014	10	(10)	—	—
Purchase of ESPP shares	240	3	4,073	—	4,076
Shares withheld for tax withholding on vesting of restricted stock units	(81)	(1)	(1,687)	—	(1,688)
Stock-based compensation	—	—	16,179	—	16,179
Net loss	—	—	—	(18,464)	(18,464)
Balances at June 30, 2022	141,914	$1,419	$1,558,193	$(285,124)	$1,274,488

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	126,219	$1,262	$1,264,703	$(177,981)	$1,087,984
Repurchase of TopCo units	(218)	(2)	(921)	—	(923)
Stock-based compensation	—	—	4,901	—	4,901
Net loss	—	—	—	(54,764)	(54,764)
Balances at June 30, 2021	126,001	$1,260	$1,268,683	$(232,745)	$1,037,198

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(18,464)	$(54,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,057	1,818
Amortization of intangible assets	67,934	66,728
Amortization of deferred financing costs	587	1,218
Impairment on disposal group	—	1,218
Stock-based compensation	15,971	4,823
Deferred income taxes	(5,422)	(15,402)
Other	2,599	1,405
Changes in assets and liabilities:
Accounts receivable, net	(115,316)	(96,913)
Prepaid expenses and other assets	(21,176)	(6,970)
Deferred commissions	196	(2,375)
Right-of-use assets	2,410	6,380
Accounts payable and accrued liabilities	(9,131)	(195)
Deferred revenue	25,080	44,058
Lease liabilities	(3,487)	(3,050)
Other liabilities	(1,378)	(346)
Net cash used in operating activities	(57,540)	(52,367)
Investing activities:
Purchases of property and equipment	(3,415)	(1,607)
Proceeds from sale of property and equipment	36	24
Proceeds from sale of Bridge	—	46,018
Business acquisitions, net of cash received	(19,484)	(16,030)
Net cash provided by (used in) investing activities	(22,863)	28,405
Financing activities:
Proceeds from issuance of common stock from employee equity plans	4,076	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,688)	—
Distributions to stockholders	—	(923)
Repayments on long-term debt	(1,250)	(51,534)
Net cash provided by (used in) financing activities	1,138	(52,457)
Foreign currency impacts on cash, cash equivalents, and restricted cash	(2,291)	—
Net decrease in cash, cash equivalents, and restricted cash	(81,556)	(76,419)
Cash, cash equivalents, and restricted cash, beginning of period	169,152	150,953
Cash, cash equivalents, and restricted cash, end of period	$87,596	$74,534
Supplemental cash flow disclosure:
Cash paid for taxes	$2,775	$403
Interest paid	$5,766	$31,749
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$189	$65

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Six months ended June 30,
	2022	2021

Cash and equivalents	$83,234	$70,200
Restricted cash	4,362	4,334
Total cash, cash equivalents, and restricted cash	$87,596	$74,534

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. was a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by Thoma Bravo Fund XIII, L.P. (“Thoma Bravo”) for the purpose of purchasing (the “Take-Private Transaction”) Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc. (the “Company” or “Instructure”).

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2021, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2022. The year-end balance sheet data was derived from audited financial statements, but the interim condensed consolidated balance sheet included in this Form 10-Q does not include all disclosures required under U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022 (the "2021 10-K").

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include provisions for credit losses, useful lives for property and equipment and intangible assets, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, acquisition-related estimates, our assessment for impairment of goodwill, intangible assets, and other long-lived assets, the standalone selling price of performance obligations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

Operating Segments

We operate in a single operating segment, cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2021 10-K. There have been no significant changes to these policies during the unaudited six months ended June 30, 2022.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. During the second quarter of 2022, a wholly-owned foreign subsidiary had year-to-date pretax book loss in excess of full year forecasted loss due to unrealized losses on foreign currency. Under the Year-to-Date Loss Limitation in Interim-Period Tax Accounting section of ASU 2019-12, the benefit recorded related to this entity is no longer limited to the forecasted full year benefit. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

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

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Numerator:
Net loss	$(12,919)	$(21,693)	$(18,464)	$(54,764)
Denominator:
Weighted-average common shares outstanding—basic	141,534	126,049	141,244	126,083
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—	—	—
Weighted-average common shares outstanding—diluted	141,534	126,049	141,244	126,083
Net loss per common share, basic and diluted	$(0.09)	$(0.17)	$(0.13)	$(0.43)

For the unaudited three and six months ended June 30, 2022, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited three and six months ended June 30, 2021. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Restricted stock units	5,722	—	5,722	—
Shares for issuance under employee stock purchase plan	126	—	126	—
Total	5,848	—	5,848	—

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
	(unaudited)
Computer and office equipment	$4,806	$2,668
Capitalized software development costs	6,569	4,591
Furniture and fixtures	1,615	1,325
Leasehold improvements and other	6,917	4,330
Total property and equipment	19,907	12,914
Less accumulated depreciation and amortization	(7,704)	(2,122)
Total	$12,203	$10,792

Accumulated amortization for capitalized software development costs was $1.4 million and $0.8 million at June 30, 2022 (unaudited) and December 31, 2021, respectively. Amortization expense for capitalized software development costs for the unaudited three and six months ended June 30, 2022 was $0.3 million and $0.6 million, respectively, and $46.7 thousand and $0.3 million for the unaudited three and six months ended June 30, 2021, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

5. Acquisitions

2022 Acquisitions

On April 13, 2022, we acquired all outstanding shares of Concentric Sky, Inc. (“Concentric Sky” which was rebranded to “Canvas Credentials” subsequent to acquisition) for the purpose of our continued commitment to building the education industry’s most integrated teaching and learning platform to support lifelong learning. $0.5 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value.

The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Canvas Credentials acquisition (in thousands):

Consideration transferred
Cash paid	$20,814
Holdback amount	500
Total purchase consideration	$21,314
Identifiable assets acquired
Cash	$1,330
Accounts receivable	1,018
Prepaid expenses and other assets	109
Intangible assets: developed technology	3,900
Intangible assets: customer relationships	9,100
Total assets acquired	$15,457
Liabilities assumed
Accounts payable and accrued liabilities	$1,335
Deferred revenue	2,566
Total liabilities assumed	$3,901
Goodwill	9,758
Total purchase consideration	$21,314

2021 Acquisitions

On June 28, 2021, we acquired all outstanding shares of Eesysoft Software International B.V. (“Eesysoft” which was rebranded to “Impact by Instructure” or “Impact” subsequent to acquisition) for the purpose of enhancing our ability to help our customers more effectively use our core products. $1.5 million of the purchase price is being paid over a period of 18 months following the closing of the transaction. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. On June 28, 2021, the Company recorded an increase to the Impact deferred tax liability of $0.7 million in purchase accounting due to a step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets.

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

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, of which $16.7 million is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful life of seven years. Amortization of customer relationships is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Sale of getBridge LLC (“Bridge”)

On February 26, 2021, the Company sold Bridge, its corporate learning platform and wholly-owned subsidiary, for a total purchase price of $47.0 million. We received cash proceeds net of transaction costs of $46.0 million. The proceeds from this sale were used to pay down the balance of our then outstanding Term Loan (as defined in Note 7—Credit Facility). During the unaudited six months ended June 30, 2021, we recognized a pretax loss on this divestiture of $1.2 million, which is included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2021	$1,194,221
Additions (Note 5—Acquisitions)	9,758
Balance as of June 30, 2022 (unaudited)	$1,203,979

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	June 30, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(unaudited)
Software	8 Months	$21	$(16)	$5	$21	$(13)	$8
Trade names	90 Months	125,800	(29,366)	96,434	125,800	(22,809)	102,991
Developed technology	34 Months	317,700	(135,765)	181,935	313,800	(104,215)	209,585
Customer relationships	58 Months	422,700	(126,262)	296,438	413,600	(96,438)	317,162
Total		$866,221	$(291,409)	$574,812	$853,221	$(223,475)	$629,746

Amortization expense for intangible assets was $34.2 million and $67.9 million for the unaudited three and six months ended June 30, 2022, respectively, and $33.4 million and $66.7 million for the unaudited three and six months ended June 30, 2021, respectively.

Based on the recorded intangible assets at June 30, 2022 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2022	$68,523
2023	137,041
2024	136,806
2025	94,093
2026	74,005
2027 and thereafter	64,344
Total	$574,812

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

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of June 30, 2022 (unaudited), we had no outstanding borrowings under our Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we were required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company's option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its "prime rate," (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company's Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company's Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company's Consolidated First Lien Never Leverage Ratio.

The 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending June 30, 2022, a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of June 30, 2022 (unaudited), there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of June 30, 2022 (unaudited).

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred after the IPO in August 2021 in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs were being amortized into interest expense over the contractual term of the Term Loan. As a result of the Refinancing in the fourth quarter of 2021, the Company wrote off the remaining $13.8 million of debt discount costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $0.3 million and $0.5 million of amortization of debt discount costs for the unaudited three and six months ended June 30, 2022, respectively, and $0.6 million and $1.2 million for the unaudited three and six months ended June 30, 2021, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At June 30, 2022 (unaudited) and December 31, 2021 the Company had an aggregate principal amount outstanding of $498.8 million and $500.0 million, respectively, under the Senior Term Loan, bearing interest at 3.27% and 3.25%, respectively. The Company had $6.2 million and $6.7 million of unamortized debt discount costs at June 30, 2022 (unaudited) and December 31, 2021, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs were being amortized into interest expense over the contractual term of the Revolving Credit Facility. As a result of the Refinancing, the Company wrote off the remaining $0.5 million of debt issuance costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $0.1 million of amortization of debt issuance costs for the unaudited three and six months ended June 30, 2022, respectively, and $30.0 thousand and $0.1 million for the unaudited three and six months ended June 30, 2021, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.8 million and $0.9 million of unamortized debt issuance costs at June 30, 2022 (unaudited) and December 31, 2021, respectively, which were included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Senior Secured Credit Facilities contain customary negative covenants. At June 30, 2022 (unaudited), the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities. The Company also maintained compliance with all applicable covenants pertaining to the Credit Facilities prior to the Refinancing.

The maturities of outstanding debt, as of June 30, 2022 (unaudited), are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2022	$2,500
2023	5,000
2024	5,000
2025	5,000
2026	5,000
Thereafter	476,250
Total	$498,750

8. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Historically, we had primarily generated revenues from two customer bases, Education and Corporate. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas Learning Management System (“LMS”), which includes assessments, analytics and learning content. On February 26, 2021, the Company sold Bridge and no longer receives revenues from Corporate customers. Corporate customers purchased Bridge-related product, the Company's corporate learning platform, which included a learning management system and performance platform that helped employees and managers transform their organization through connection, alignment, and growth. The following tables present the Company’s disaggregated revenues based on its two customer bases and by geographic region, based on the physical location of the customer (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Education	$114,577	$93,567	$228,039	$183,885
Corporate	—	—	—	3,662
Total revenue	$114,577	$93,567	$228,039	$187,547
Percentage of revenue generated by Education	100%	100%	100%	98%

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
United States	$90,957	$75,127	$181,064	$150,698
Foreign	23,620	18,440	46,975	36,849
Total revenue	$114,577	$93,567	$228,039	$187,547
Percentage of revenue generated outside of the United States	21%	20%	21%	20%

Deferred Revenue and Performance Obligations

During the unaudited three and six months ended June 30, 2022, 89% and 84% of revenue recognized was included in our deferred revenue balance at March 31, 2022 (unaudited), and December 31, 2021, respectively. During the unaudited three and six months ended June 30, 2021, 89% and 82%, respectively, of revenue recognized was included in our deferred revenue balance at March 31, 2021 (unaudited), and December 31, 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022 (unaudited), approximately $783.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 74% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of June 30, 2022 and 2021 (unaudited) there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%. As of December 31, 2021, our largest customer's outstanding net accounts receivable balance as a percentage of total outstanding net accounts receivable represented 10.5%. There were no other customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10% as of December 31, 2021.

Our provisions for credit loss balances at June 30, 2022 (unaudited) and December 31, 2021 were $1.3 million and $0.8 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $31.3 million and $31.5 million as of June 30, 2022 (unaudited) and December 31, 2021, respectively. Amortization expense for deferred commissions was $3.8 million and $7.2 million for the unaudited three and six months ended June 30, 2022, respectively, and $2.4 million and $4.8 million for the unaudited three and six months ended June 30, 2021, respectively. There was no impairment of deferred commissions during these periods.

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

As of June 30, 2022 (unaudited) and December 31, 2021, there were 500,000,000 shares of common stock authorized. As of June 30, 2022 (unaudited) and December 31, 2021, there were 141,914,344 and 140,740,569 shares of common stock issued and outstanding, respectively.

11. Stock-Based Compensation

Employee Equity Plans

In April 2020, as part of the Take-Private Transaction, the board of managers approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business. The 2020 Plan provided for the grant of incentive stock options, profits interest, equity appreciation rights and other forms of awards to employees and non-employees granted or denominated in TopCo Units. Under the 2020 Plan, 10,000,000 Class B Units (“Incentive Units”) were reserved for issuance (“Incentive Carry”) and did not have a contractual life. Incentive Carry grants were subject to a service and a performance vesting condition based on the achievement of an EBITDA target as established by the Company’s board of managers, over a performance period of four years. Additionally, TopCo granted 480,000 Incentive Units to certain members of the board of managers that were only subject to service-based vesting conditions over four years (“Board Carry”). These Incentive Units were not included in the Incentive Carry pool previously discussed and there was no contractual life. The Co-Invest Agreement offered employees the one-time opportunity to co-invest in TopCo by purchasing Units directly from the Company for cash. Under the Co-Invest agreement, the purchase price for one Class A unit and 72 Class B units was $1,000, which was the same investment allocation between the two unit classes as the investment made by existing investors at the time of the Take-Private Transaction.

The 2020 Plan was terminated in July 2021 in connection with the IPO. No further equity awards were granted under the 2020 Plan subsequent to the IPO. As of the IPO date, 2,271,698 vested Incentive Units converted to 1,305,738 shares of the Company's common stock and were released to the Unit holders, and 6,126,802 unvested Incentive Units were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs generally vest in 11 equal quarterly installments commencing on September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which serves as the successor to 2020 Plan. Accordingly, no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,629,623 shares in January 2022. As of June 30, 2022, we had 16,257,713 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period ended on February 28, 2022. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,407,406 shares in January 2022. As of June 30, 2022 (unaudited), 3,067,546 shares of common stock were available for purchase under the 2021 ESPP.

During the unaudited three months ended June 30, 2022, we granted 626,686 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair values of the RSUs granted during the unaudited three months ended June 30, 2022 ranged from $17.59 to $21.88, which represent the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $12.8 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Options	$2	$28	$21	$76
Restricted stock units	8,848	1,495	17,711	4,367
Shares for issuance under employee stock purchase plan	537	—	1,131	—
Class A and Class B Units	—	2,235	—	4,900
Total stock-based compensation	$9,387	$3,758	$18,863	$9,343

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Subscription and support cost of revenue	$325	$171	$607	$395
Professional services and other cost of revenue	465	110	841	287
Sales and marketing	2,772	1,093	5,349	2,675
Research and development	2,686	934	5,226	2,604
General and administrative	3,139	1,450	6,840	3,382
Total stock-based compensation	$9,387	$3,758	$18,863	$9,343

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units, and together with the stock options, “equity awards”, whether vested or unvested, were cancelled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards vest and are payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the unaudited three and six months ended June 30, 2022 the Company recognized $1.2 million and $2.9 million of stock-based compensation expense associated with Cash Replacement Awards, respectively, and $1.5 million and $4.4 million for the unaudited three and six months ended June 30, 2021, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the unaudited six months ended June 30, 2022 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2021	1,987	$21.00
Granted	2,509	21.51
Vested	(440)	20.61
Forfeited or cancelled	(318)	21.53
Unvested and outstanding at June 30, 2022	3,738	$21.35

As of June 30, 2022 (unaudited), total unrecognized compensation cost related to unvested RSUs amounted to $75.4 million, which is expected to be recognized over a weighted average period of 3.5 years.

The following table summarizes the activity of the Incentive Carry and Board Carry, subsequent to their conversion into RSUs under the 2021 Plan, for the unaudited six months ended June 30, 2022 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2021	2,736	$10.75
Vested	(575)	10.81
Forfeited or cancelled	(177)	11.07
Unvested and outstanding at June 30, 2022	1,984	$10.73

There were no Incentive Units granted subsequent to December 31, 2021. As of June 30, 2022 (unaudited) and December 31, 2021, we had $20.4 million and $28.3 million of unrecognized stock-based compensation expense related to unvested Incentive Units exchanged for RSUs, that are expected to be recognized over a weighted-average period of 1.8 and 2.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended June 30, 2022 and 2021 (unaudited):

	Three months ended June 30,
	2022	2021
Dividend yield	None	None
Volatility	41%	None
Risk-free interest rate	0.06	None
Expected life (years)	0.5	None

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended June 30, 2022 (unaudited) and December 31, 2021. Assets measured at fair value on a recurring basis as of June 30, 2022 (unaudited) were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,346	$—	$—	$3,346
Total assets	$3,346	$—	$—	$3,346

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2022 (unaudited), the fair value of our Senior Term Loan was $493.0 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

14. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. As of June 30, 2022, the first, second, third, and fourth sublease term has 12 months, 78 months, 43 months, and 22 months remaining, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Operating lease cost, gross	$1,588	$1,938	$3,384	$3,890
Variable lease cost, gross(1)	591	527	1,127	936
Sublease income	(287)	(249)	(541)	(477)
Total lease costs(2)	$1,892	$2,216	$3,970	$4,349

(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited three and six months ended June 30, 2022 and 2021 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the unaudited three and six months ended June 30, 2022 were $2.0 million and $4.2 million, respectively, and $2.4 million and $4.3 million for the unaudited three and six months ended June 30, 2021, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of June 30, 2022 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2022	$4,408
2023	8,630
2024	8,385
2025	4,318
2026	2,744
2027 and thereafter	3,085
Total lease payments	31,570
Less:
Imputed interest	(4,713)
Lease liabilities	26,857
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$26,443

As of June 30, 2022 (unaudited) and December 31, 2021, the weighted average remaining lease term is 4.0 and 4.4 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.19% as of June 30, 2022 (unaudited) and December 31, 2021.

15. Commitments and Contingencies

Non-cancelable purchase obligations

As of June 30, 2022 (unaudited), our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure services in the ordinary course of business totaled $45.0 million for fiscal year 2023 and $48.0 million for fiscal years 2024 and 2025, respectively.

Letters of Credit

As of June 30, 2022 (unaudited) and December 31, 2021, we had a total of $4.4 million and $4.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time arising in the normal course of business. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability in our condensed consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Although the results of litigation and claims are inherently unpredictable and uncertain, management does not believe that the outcome of our various legal proceedings, with the potential exception of the matter described below (which we believe is without merit and which we are defending vigorously against), if determined adversely to us, singly or in the aggregate, would have a material impact on our financial position, results of operations, or liquidity.

In February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Predecessor, relating to the Take-Private Transaction. The complaint alleges that such directors and officers breached their fiduciary duties in connection with the Take-Private Transaction, and that Instructure Holdings, LLC and Thoma Bravo aided and abetted such breaches. Plaintiffs seek damages of an unidentified amount, interest, and attorneys’ and experts’ fees and expenses.

16. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited three and six months ended June 30, 2022 the Company incurred $0.1 million and 0.3 million of costs related to these services, respectively, and $0.2 million and 0.3 million for the unaudited three and six months ended June 30, 2021, respectively. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The spouse of Mitch Benson, our Chief Strategy Officer, is an employee of the Company. Mr. Benson has served as an Officer of the Company since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2021 base salary and short-term incentive award was approximately $0.2 million in the aggregate. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the six months ended June 30, 2022 (unaudited), Ms. Gunther's base salary was $0.1 million.

In connection with our entry into the Credit Facilities on March 24, 2020, affiliates of Thoma Bravo collectively acquired $129.2 million of our Term Loan and as of June 30, 2021 (unaudited), affiliates of Thoma Bravo collectively owned $131.3 million of our Term Loan. In connection with our principal prepayments made in August 2021, $42.5 million of the prepayments were applied to the Term Loan held by affiliates of Thoma Bravo. Additionally, in connection with our October 29, 2021 Refinancing, $88.6 million of our Term Loan held by affiliates of Thoma Bravo was paid off. Refer to Note 7—Credit Facility for additional information regarding the principal prepayments and Refinancing.

Interest paid to affiliates of Thoma Bravo during the six months ended June 30, 2021 (unaudited) was $5.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Data for the year ended December 31, 2021 and the related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022 (the "2021 10-K"). The following discussion contains forward-looking statements. See the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q.

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic content. Schools standardize on Instructure’s solutions as their core learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12, with nearly 7,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the footprint of our platform, including through our acquisitions of Portfolium to add online skills portfolio capabilities for Higher Education students, MasteryConnect and Certica to add assessment and analytics capabilities, Impact to allow educators to evaluate the impact education technologies have on student engagement and outcome, Elevate Data Sync to secure syncing capabilities across applications within a school environment, and Canvas Credentials to give educators a robust, scalable and feature-rich platform for badging. Our platform becomes deeply ingrained into our customers’ instructional workflows.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching and learning. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the unaudited three and six months ended June 30, 2022 and 2021.

For the unaudited three months ended June 30, 2022 and 2021:

•
Our revenue was $114.6 million and $93.6 million, respectively.
•
Our net loss was $12.9 million and $21.7 million, respectively.
•
Our adjusted EBITDA was $39.8 million and $31.2 million, respectively.
•
Our operating cash flow was $8.6 million and $6.4 million, respectively.
•
Our free cash flow was $6.6 million and $5.2 million, respectively.

For the unaudited six months ended June 30, 2022 and 2021:

•
Our revenue was $228.0 million and $187.5 million, respectively.
•
Our net loss was $18.5 million and $54.8 million, respectively.
•
Our adjusted EBITDA was $83.4 million and $63.8 million, respectively.
•
Our operating cash flow was $(57.5) million and $(52.4) million, respectively.
•
Our free cash flow was $(60.9) million and $(54.0) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures, see “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measure.

Recent Developments

Macroeconomic Conditions and COVID-19 Update

Adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in the supply chain could impact our business. In addition, the war in Ukraine has given rise to potential global security issues that may, in particular, adversely affect international business and technology companies, such as ours. Certain of our customers may be negatively impacted by these events.

We believe that the COVID-19 pandemic accelerated adoption of our learning platform, which we expect will continue to generate additional opportunities for us in the future. We continued to experience high usage on our learning platform, even as North American K-12 students started returning to the classroom during 2021. As more of our customers continue to transition back to the classroom on either a full-time or hybrid basis, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, has come down from peak pandemic levels, but remains significantly higher than pre-pandemic levels. These factors have generated a positive impact to our gross margin.

There is no assurance that we will experience a continued increase in the adoption of our learning platform or that new or existing customers will continue to utilize our service as the COVID-19 pandemic continues to taper.

The full extent to which the tapering of the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to be uncertain and cannot be accurately predicted.

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

Key Components of Results of Operations

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of Software-as-a-Service, or SaaS, fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at June 30, 2022 (unaudited) consists of decreases in U.S. Federal deferred tax liabilities due to current year pretax book loss, minimal increases to state deferred tax liabilities due to increases in valuation allowance recorded against state net operating loss carryforwards, and increases to foreign deferred tax assets as a result of changes in foreign tax rates.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription and support	$102,905	$84,257	$206,397	$170,611
Professional services and other	11,672	9,310	21,642	16,936
Total revenue	114,577	93,567	228,039	187,547
Cost of revenue:
Subscription and support(1) (2) (3)	35,868	36,163	71,414	76,047
Professional services and other(1) (3)	6,530	4,811	11,995	10,561
Total cost of revenue	42,398	40,974	83,409	86,608
Gross profit	72,179	52,593	144,630	100,939
Operating expenses:
Sales and marketing(1) (2) (3)	45,885	39,083	89,206	80,305
Research and development(1) (3)	18,669	14,279	35,870	31,368
General and administrative(1) (3)	14,253	11,196	29,869	24,547
Impairment on disposal group (3)	—	—	—	1,218
Total operating expenses	78,807	64,558	154,945	137,438
Loss from operations	(6,628)	(11,965)	(10,315)	(36,499)
Other income (expense):
Interest income	27	—	63	16
Interest expense	(4,611)	(15,670)	(9,164)	(32,930)
Other expense(3)	(3,417)	(108)	(3,111)	(742)
Total other income (expense), net	(8,001)	(15,778)	(12,212)	(33,656)
Loss before income taxes	(14,629)	(27,743)	(22,527)	(70,155)
Income tax benefit	1,710	6,050	4,063	15,391
Net loss	$(12,919)	$(21,693)	$(18,464)	$(54,764)

(1)
Includes stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$325	$171	$607	$395
Professional services and other	465	110	841	287
Sales and marketing	2,772	1,093	5,349	2,675
Research and development	2,686	934	5,226	2,604
General and administrative	3,139	1,450	6,840	3,382
Total stock-based compensation	$9,387	$3,758	$18,863	$9,343

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$15,859	$15,415	$31,549	$30,830
Sales and marketing	18,332	17,946	36,381	35,892
Total amortization of acquisition-related intangibles	$34,191	$33,361	$67,930	$66,722

(3)
Includes restructuring, transaction and sponsor related costs as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$9	$28	$18	$1,948
Professional services and other	41	5	95	855
Sales and marketing	110	201	390	2,452
Research and development	502	128	792	2,679
General and administrative	726	2,592	2,563	6,859
Impairment on disposal group	—	—	—	1,218
Other expense	3,477	—	3,185	—
Total restructuring, transaction and sponsor related costs	$4,865	$2,954	$7,043	$16,011

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	90%	91%	91%
Professional services and other	10	10	9	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	31	39	31	41
Professional services and other	6	6	5	6
Total cost of revenue	37	45	36	47
Gross profit	63	55	64	53
Operating expenses:
Sales and marketing	40	42	39	43
Research and development	16	15	16	17
General and administrative	12	12	13	13
Impairment on disposal group	—	—	—	1
Total operating expenses	68	69	68	74
Loss from operations	(5)	(14)	(4)	(21)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(4)	(17)	(4)	(18)
Other expense	(3)	—	(1)	—
Total other income (expense), net	(7)	(17)	(5)	(18)
Loss before income taxes	(12)	(31)	(9)	(39)
Income tax benefit	2	6	2	8
Net loss	(10)%	(25)%	(7)%	(31)%

Comparison of the unaudited three and six months ended June 30, 2022 and unaudited three and six months ended June 30, 2021.

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Subscription and support	$102,905	$84,257	$18,648	22%	$206,397	$170,611	$35,786	21%
Professional services and other	11,672	9,310	2,362	25	21,642	16,936	4,706	28
Total revenue	$114,577	$93,567	$21,010	22%	$228,039	$187,547	$40,492	22%

Three month change

Subscription and support revenue increased $18.6 million for the unaudited three months ended June 30, 2022 due to an increase in new customers, growth from existing customers through upselling historical products and cross-selling new products, contributions from our recent acquisitions, and the effects of acquisition accounting from Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”).

Professional services and other revenue increased $2.4 million for the unaudited three months ended June 30, 2022 due to the same factors discussed above.

Six month change

Subscription and support revenue increased $35.8 million for the unaudited six months ended June 30, 2022 due to new and existing customers, through upselling historical products and cross-selling new products, and contributions from our recent acquisitions, as discussed above, as well as the effects of acquisition accounting from ASC 805.

Professional services and other revenue increased $4.7 million for the unaudited six months ended June 30, 2022 due to the same factors discussed above.

Cost of Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$35,868	$36,163	$(295)	(1)%	$71,414	$76,047	$(4,633)	(6)%
Professional services and other	6,530	4,811	1,719	36	11,995	10,561	1,434	14
Total cost of revenue	$42,398	$40,974	$1,424	3%	$83,409	$86,608	$(3,199)	(4)%
Gross margin percentage
Subscription and support revenue	65%	57%			65%	55%
Professional services and other	44	48			45	38
Total gross margin	63	56			63	54

Three month change

Subscription and support cost of revenue decreased $0.3 million for the unaudited three months ended June 30, 2022 due to a decrease of $1.8 million in web hosting costs and $0.3 million in systems and hardware costs. Office rent decreased by $0.1 million and third-party consultants and contractors decreased by $0.1 million. These decreases were offset by an increase in other hosting operations of $0.4 million, an increase in salaries, wages, and employee-related benefits of $0.9 million, and an increase in acquisition-related intangibles of $0.5 million, and other insignificant increases of $0.1 million.

Professional services and other cost of revenue increased $1.7 million for the unaudited three months ended June 30, 2022 due to an increase in salaries, wages, and employee-related benefits of $1.2 million, an increase in software expense of $0.2 million, an increase in travel expense of $0.1 million, an increase in third-party consultants and contractors of $0.1 million, and other insignificant increases of $0.1 million.

Six month change

Subscription and support cost of revenue decreased $4.6 million for the unaudited six months ended June 30, 2022 due to a decrease of $1.9 million related to exiting leased property, which occurred in the first quarter of 2021, and decreases in rent and related expenses of $0.5 million. Web hosting expenses and software license expenses decreased $3.6 million. These decreases were offset by an increase in amortization of acquisition-related intangibles of $0.9 million, an increase in salaries, wages, and related benefits of $0.4 million, and an increase in other employee-related expenses including travel of $0.2 million.

Professional services and other cost of revenue increased $1.4 million for the unaudited six months ended June 30, 2022 due to an increase in salaries, wages, and related benefits of $1.5 million, an increase in systems and hardware expenses of $0.3 million, an increase in other employee-related expenses including travel of $0.2 million, an increase in third-party consultants and contractors of $0.1 million, and other insignificant increases of $0.1 million. These increases were offset by a decrease of $0.8 million related to exiting leased property, which occurred in the first quarter of 2021.

Operating Expenses

Sales and Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$45,885	$39,083	$6,802	17%	$89,206	$80,305	$8,901	11%

Three month change

Sales and marketing expenses increased $6.8 million for the unaudited three months ended June 30, 2022 due to an increase in salaries, wages, and related benefits of $2.7 million, commissions of $1.3 million, and stock-based compensation expense of $1.8 million. There were also additional increases related to amortization of acquisition-related intangibles of $0.3 million, increases in marketing expenses such as advertising and tradeshows of $0.1 million, and an increase in employee-related expenses including travel of $1.0 million. These increases were offset by a decrease in third-party consultants and contractors of $0.4 million.

Six month change

Sales and marketing expenses increased $8.9 million for the unaudited six months ended June 30, 2022 due to an increase in salaries, wages, and related benefits of $4.3 million, commissions of $2.0 million, and stock-based compensation expense of $2.7 million. Additional increases included an increase in marketing expenses such as tradeshows and partnerships of $0.5 million, other employee-related expenses including travel of $1.6 million, and an increase in acquisition-related intangibles of $0.4 million. These increases were offset by a decrease of $2.0 million related to exiting leased property, which occurred in the first quarter of 2021, and a decrease in third-party consultants and contractors of $0.6 million.

Research and Development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$18,669	$14,279	$4,390	31%	$35,870	$31,368	$4,502	14%

Three month change

Research and development expenses increased $4.4 million for the unaudited three months ended June 30, 2022 due to an increase in salaries, wages, and stock-based compensation of $2.4 million, an increase in third-party consultants and contractors of $1.1 million, an increase in software expenses of $0.4 million, and an increase in other employee-related expenses including travel of $0.5 million. These increases were offset by a decrease in franchise and property taxes of $0.1 million.

Six month change

Research and development expenses increased $4.5 million for the unaudited six months ended June 30, 2022 due to an increase in salaries, wages, and stock-based compensation of $3.1 million, an increase in third-party consultants and contractors of $1.6 million, an increase in systems and hardware expenses of $0.5 million, and an increase in other employee-related expenses including travel of $0.6 million. These increases were offset by a decrease of $1.2 million related to exiting leased property, which occurred in the first quarter of 2021, and a decrease in franchise and property taxes of $0.1 million.

General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$14,253	$11,196	$3,057	27%	$29,869	$24,547	$5,322	22%

Three month change

General and administrative expenses increased by $3.1 million for the unaudited three months ended June 30, 2022 due to an increase in employee-related expenses such as salaries, wages, and stock-based compensation of $2.6 million, an increase in business insurance of $1.1 million, an increase in franchise and property taxes of $0.3 million, an increase in systems and hardware expenses of $0.2 million, an increase in bad debt expense of $0.2 million, and other insignificant increases of $0.2 million. These increases were offset by decreases in legal expenses of $0.5 million and a decrease in third-party consultants and contractors of $1.0 million.

Six month change

General and administrative expenses increased by $5.3 million for the unaudited six months ended June 30, 2022 due to an increase in salaries, wages, and stock-based compensation of $4.2 million, an increase in business insurance of $2.3 million, and an increase in franchise and property taxes of $0.5 million. Additionally, bad debt expense increased $0.4 million, systems and hardware expenses increased by $0.2 million, and other employee-related expenses including travel increased by $0.4 million. These increases were offset by a decrease of $0.7 million related to exiting leased property, which occurred in the first quarter of 2021, decreases in third-party consultants and contractors of $1.9 million, and other insignificant decreases of $0.1 million.

Impairment on Disposal Group

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Impairment on disposal group	$—	$—	$—	—	$—	$1,218	$(1,218)	(100)%

Six month change

Impairment on disposal group decreased by $1.2 million for the unaudited six months ended June 30, 2022. The decrease is due to our decision to market and sell Bridge, the Company’s corporate learning platform and wholly-owned subsidiary.

Other Income (Expense), Net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(8,001)	$(15,778)	$7,777	(49)%	$(12,212)	$(33,656)	$21,444	(64)%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net decreased $7.8 million for the unaudited three months ended June 30, 2022 due to decreased interest expense of $11.0 million as a result of reduced interest rates on our Term Loan and Senior Term Loan (as defined below), as well as the overall reduction in principal following our IPO and Refinancing, and other insignificant decreases of $0.2 million. These decreases were offset by an increase in expense of $3.4 million related to realized and unrealized foreign currency losses.

Six month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net decreased $21.4 million for the unaudited six months ended June 30, 2022 as a result of decreased interest expense of $23.8 million due to reduced interest rates on our Term Loan and Senior Term Loan, as well as the overall reduction in principal following our IPO and Refinancing. These decreases were offset by an increase of $2.4 million related to realized and unrealized foreign currency losses.

Income Tax Benefit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Income tax benefit	$1,710	$6,050	$(4,340)	(72)%	$4,063	$15,391	$(11,328)	(74)%

Three month change

Income tax benefit decreased $4.3 million for the unaudited three months ended June 30, 2022. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes.

Six month change

Income tax benefit decreased $11.3 million for the unaudited six months ended June 30, 2022. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Due to the Company's NOL carryforward position, the decrease in the income tax benefit was driven mainly by a reduction in pretax book loss recognized in the unaudited six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022 (unaudited) and December 31, 2021, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $87.6 million and $169.2 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Term Loan, (as defined below). As of June 30, 2022 (unaudited) and December 31, 2021, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations, our IPO, and more recently, our Refinancing. We believe our existing cash and cash equivalents, our Senior Term Loan and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022 (unaudited), we had deferred revenue of $283.3 million, of which $269.7 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2021, we had deferred revenue of $255.7 million, of which $240.9 million was recorded as a current liability.

The following table shows our cash flows for the unaudited six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(57,540)	$(52,367)
Net cash provided by (used in) investing activities	(22,863)	28,405
Net cash provided by (used in) financing activities	1,138	(52,457)

Our cash flows are subject to seasonal fluctuations. A significant portion of our contracts have terms that coincide with our customers’ typical fiscal year-end of June 30. Historical experience has shown an increase in new and renewed contracts as well as anniversary billings, all of which immediately precede the beginning of our academic customers’ typical fiscal year-end. We typically invoice SaaS fees annually upfront with credit terms of net 30 or 60 days. In turn, our cash flows from operations are affected by this seasonality and are typically reflected in higher cash flow, accounts receivable and deferred revenue balances for the second and third quarters of each year.

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

As of June 30, 2022 (unaudited), we had outstanding borrowings of $498.8 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $4.4 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the unaudited six months ended June 30, 2022 was $57.5 million, which was attributable to a net loss of $18.5 million adjusted for certain non-cash items, including $16.0 million of stock-based compensation expense, $70.0 million depreciation and amortization and $0.6 million in amortization of debt discount and issuance costs, and $2.6 million in other non-cash items. These amounts were offset by a decrease of $5.4 million to deferred income taxes. The net change in operating asset and liabilities included a net increase of $90.2 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $21.2 million, lease liabilities decreased by $3.5 million, other liabilities decreased by $1.4 million, accounts payable and accrued liabilities decreased by $9.1 million deferred commissions decreased by $0.2 million, and right-of-use assets decreased by $2.4 million.

Net cash used in operating activities during the unaudited six months ended June 30, 2021 was $52.4 million, which was attributable to a net loss of $54.8 million adjusted for certain non-cash items, including $4.8 million of stock-based compensation expense, $68.5 million depreciation and amortization, $1.2 million in amortization of debt discount and issuance costs, $1.2 million of impairment on disposal group, and $1.4 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $15.4 million. The net change in operating assets and liabilities included a net increase of $52.9 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $7.0 million, accounts payable and accrued liabilities decreased by $0.2 million, deferred commissions increased by $2.4 million, lease liabilities decreased by $3.1 million, and other liabilities decreased by $0.3 million and a decrease of $6.4 million in right-of-use assets.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the unaudited six months ended June 30, 2022 was $22.9 million, consisting of the acquisition of Canvas Credentials of $19.5 million, net of cash received, and purchases of property and equipment of $3.4 million.

Net cash provided by investing activities during the unaudited six months ended June 30, 2021 was $28.4 million, consisting of $46.0 million due to the sale of our Bridge business, which was offset by the acquisition of Impact of $16.0 million, net of cash received, and purchases of property and equipment of $1.6 million.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, repurchases of TopCo units and repayments of long-term debt.

Net cash provided by financing activities during the unaudited six months ended June 30, 2022 was $1.1 million, which consisted of $4.1 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.7 million of shares repurchased for tax withholdings on vesting of restricted stock units and principal payments made on our long-term debt of $1.3 million.

Net cash used in financing activities during the unaudited six months ended June 30, 2021 was $52.5 million, which consisted of $51.5 million of principal payments made on our long-term debt and distributions to stockholders of $0.9 million.

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

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2021 10-K.

Recent Accounting Pronouncement

For information on recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies—Recent Accounting Pronouncements" in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Other Financial Data:
Non-GAAP operating income (1)	38,669	30,442	81,166	62,669
Free cash flow (2)	6,551	5,184	(60,919)	(53,950)
Adjusted EBITDA (3)	39,808	31,198	83,362	63,758
Allocated Combined Receipts (4)	114,908	95,901	228,869	194,639

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loss from operations	(6,628)	(11,965)	(10,315)	(36,499)
Stock-based compensation	9,387	3,758	18,863	9,343
Restructuring, transaction and sponsor related costs	1,388	2,954	3,858	16,011
Amortization of acquisition-related intangibles	34,191	33,361	67,930	66,722
Fair value adjustments to deferred revenue in connection with purchase accounting	331	2,334	830	7,092
Non-GAAP operating income	$38,669	$30,442	$81,166	$62,669

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

The following table provides a reconciliation of net cash used in operating activities to free cash flow for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net cash used in operating activities	$8,619	$6,365	$(57,540)	$(52,367)
Purchases of property and equipment and intangible assets	(2,082)	(1,196)	(3,415)	(1,607)
Proceeds from disposals of property and equipment	14	15	36	24
Free cash flow	$6,551	$5,184	$(60,919)	$(53,950)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, restructuring, transaction and sponsor related costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact, and Elevate Data Sync acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net Loss	$(12,919)	$(21,693)	$(18,464)	$(54,764)
Interest on outstanding debt and loss on debt extinguishment	4,608	15,653	9,161	32,923
Benefit for taxes	(1,710)	(6,050)	(4,063)	(15,391)
Depreciation	1,053	879	2,058	1,818
Amortization	2	2	4	4
Stock-based compensation	9,387	3,758	18,863	9,343
Restructuring, transaction and sponsor related costs	4,865	2,954	7,043	16,011
Amortization of acquisition-related intangibles	34,191	33,361	67,930	66,722
Fair value adjustments to deferred revenue in connection with purchase accounting	331	2,334	830	7,092
Adjusted EBITDA	$39,808	$31,198	$83,362	$63,758

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

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$114,577	$93,567	$228,039	$187,547
Fair value adjustments to deferred revenue in connection with purchase accounting	331	2,334	830	7,092
Allocated Combined Receipts	$114,908	$95,901	$228,869	$194,639

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
risks associated with general global political, macroeconomic, social, health and market conditions, including rising inflation, political instability, terrorist activities or military conflicts, including Russia's invasion of Ukraine;
•
risks associated with future stimulus packages approved by the U.S. federal government;
•
risks associated with failing to continue our recent growth rates;
•
our ability to acquire new customers and successfully retain existing customers;
•
the effects of the increased usage of, or interruptions or performance problems associated with, our learning platform;
•
the impact on our business and prospects from the ongoing effects of the COVID-19 pandemic;
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
•
the impact of any catastrophic events;
•
our ability to raise additional capital or generate cash flows necessary to expand operations and invest in new technologies; and
•
other factors disclosed in the section entitled “Risk Factors” in the 2021 10-K and elsewhere in this Quarterly Report.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro and the Australian dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited three and six months ended June 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $87.6 million and $169.2 million as of June 30, 2022 (unaudited) and December 31, 2021, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At June 30, 2022 (unaudited) and December 31, 2021, we also had in place a $125.0 million Senior Revolver and approximately $498.8 million outstanding on our Senior Term Loan. As of June 30, 2022 (unaudited) and December 31, 2021, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. At June 30, 2022 (unaudited) and December 31, 2021, the applicable rate was 0.52% and 0.50%, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit in the Delaware Court of Chancery against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Predecessor, relating to the Take-Private Transaction. The complaint alleges that such directors and officers breached their fiduciary duties in connection with the Take-Private Transaction, and that Instructure Holdings, LLC and Thoma Bravo aided and abetted such breaches. Plaintiffs seek damages of an unidentified amount, interest, and attorneys’ and experts’ fees and expenses.

On April 8, 2022, the defendants filed their reply brief in further support of their motion to dismiss and their opposition to plaintiff’s motion to convert the motion to dismiss to one for summary judgment. We do not believe these claims have merit and are defending vigorously against them.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in section entitled “Risk Factors” included in the 2021 10-K.

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

Instructure Holdings, Inc.

Date: August 3, 2022	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)