Form 10-Q
period 2022-09-30
INSTRUCTURE HOLDINGS, INC.
filed 2022-11-02
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 142,502,988 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,161	$164,928
Accounts receivable—net	72,332	51,607
Prepaid expenses	27,624	15,475
Deferred commissions	14,222	11,418
Other current assets	3,015	3,384
Total current assets	376,354	246,812
Property and equipment, net	12,915	10,792
Right-of-use assets	14,537	18,175
Goodwill	1,203,979	1,194,221
Intangible assets, net	540,551	629,746
Noncurrent prepaid expenses	993	1,553
Deferred commissions, net of current portion	18,634	20,105
Deferred tax assets	9,304	6,477
Other assets	5,649	5,901
Total assets	$2,182,916	$2,133,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,674	$18,324
Accrued liabilities	26,563	28,408
Lease liabilities	6,956	6,666
Long-term debt, current	4,013	2,763
Deferred revenue	308,231	240,936
Total current liabilities	365,437	297,097
Long-term debt, net of current portion	487,490	490,500
Deferred revenue, net of current portion	12,632	14,740
Lease liabilities, net of current portion	18,045	23,678
Deferred tax liabilities	22,614	29,851
Other long-term liabilities	1,890	3,531
Total liabilities	908,108	859,397
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021; 142,503 and 140,741 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively.	1,425	1,407
Additional paid-in capital	1,568,562	1,539,638
Accumulated deficit	(295,179)	(266,660)
Total stockholders’ equity	1,274,808	1,274,385
Total liabilities and stockholders’ equity	$2,182,916	$2,133,782

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription and support	$109,727	$96,163	$316,124	$266,774
Professional services and other	12,702	11,058	34,344	27,994
Total revenue	122,429	107,221	350,468	294,768
Cost of revenue:
Subscription and support	37,005	36,528	108,419	112,575
Professional services and other	7,068	4,939	19,063	15,500
Total cost of revenue	44,073	41,467	127,482	128,075
Gross profit	78,356	65,754	222,986	166,693
Operating expenses:
Sales and marketing	45,737	40,553	134,943	120,858
Research and development	20,596	15,823	56,466	47,191
General and administrative	14,408	14,396	44,277	38,943
Impairment on disposal group	—	—	—	1,218
Total operating expenses	80,741	70,772	235,686	208,210
Loss from operations	(2,385)	(5,018)	(12,700)	(41,517)
Other income (expense):
Interest income	303	—	366	13
Interest expense	(7,173)	(11,251)	(16,337)	(44,178)
Other expense	(3,856)	(1,623)	(6,967)	(2,365)
Total other income (expense), net	(10,726)	(12,874)	(22,938)	(46,530)
Loss before income taxes	(13,111)	(17,892)	(35,638)	(88,047)
Income tax benefit	3,056	4,631	7,119	20,022
Net loss and comprehensive loss	$(10,055)	$(13,261)	$(28,519)	$(68,025)
Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.20)	$(0.52)
Weighted average common shares used in computing basic and diluted net loss per common share	142,108	136,647	141,536	129,643

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2022	141,914	$1,419	$1,558,193	$(285,124)	$1,274,488
Vesting of restricted stock units	484	5	(5)	—	—
Purchase of ESPP shares	178	2	3,249	—	3,251
Shares withheld for tax withholding on vesting of restricted stock units	(73)	(1)	(1,644)	—	(1,645)
Stock-based compensation	—	—	8,769	—	8,769
Net loss	—	—	—	(10,055)	(10,055)
Balances at September 30, 2022	142,503	$1,425	$1,568,562	$(295,179)	$1,274,808

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2021	126,001	$1,260	$1,268,683	$(232,745)	$1,037,198
Repurchase of TopCo units	(2)	—	(7)	—	(7)
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	14,175	142	259,462	—	259,604
Vesting of restricted stock units	306	3	(3)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(57)	(1)	(1,317)	—	(1,318)
Stock-based compensation	—	—	6,777	—	6,777
Net loss	—	—	—	(13,261)	(13,261)
Balances at September 30, 2021	140,423	$1,404	$1,533,595	$(246,006)	$1,288,993

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140,741	$1,407	$1,539,638	$(266,660)	$1,274,385
Vesting of restricted stock units	1,498	15	(15)	—	—
Purchase of ESPP shares	418	5	7,322	—	7,327
Shares withheld for tax withholding on vesting of restricted stock units	(154)	(2)	(3,331)	—	(3,333)
Stock-based compensation	—	—	24,948	—	24,948
Net loss	—	—	—	(28,519)	(28,519)
Balances at September 30, 2022	142,503	$1,425	$1,568,562	$(295,179)	$1,274,808

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	126,219	$1,262	$1,264,703	$(177,981)	$1,087,984
Repurchase of TopCo units	(220)	(2)	(928)	—	(930)
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	14,175	142	259,462	—	259,604
Vesting of restricted stock units	306	3	(3)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(57)	(1)	(1,317)	—	(1,318)
Stock-based compensation	—	—	11,678	—	11,678
Net loss	—	—	—	(68,025)	(68,025)
Balances at September 30, 2021	140,423	$1,404	$1,533,595	$(246,006)	$1,288,993

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(28,519)	$(68,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,145	2,728
Amortization of intangible assets	102,195	100,319
Amortization of deferred financing costs	881	1,958
Impairment on disposal group	—	1,218
Stock-based compensation	24,670	11,532
Deferred income taxes	(10,064)	(20,254)
Other	4,917	1,565
Changes in assets and liabilities:
Accounts receivable, net	(20,357)	(7,700)
Prepaid expenses and other assets	(10,941)	80
Deferred commissions	(1,333)	(5,596)
Right-of-use assets	3,638	7,552
Accounts payable and accrued liabilities	(2,395)	8,634
Deferred revenue	62,621	80,470
Lease liabilities	(5,343)	(4,746)
Other liabilities	(1,641)	(919)
Net cash provided by operating activities	121,474	108,816
Investing activities:
Purchases of property and equipment	(4,979)	(2,800)
Proceeds from sale of property and equipment	41	40
Proceeds from sale of Bridge	—	46,018
Business acquisitions, net of cash received	(19,484)	(16,886)
Net cash provided by (used in) investing activities	(24,422)	26,372
Financing activities:
IPO proceeds, net of offering costs paid of $5,719	—	259,604
Proceeds from issuance of common stock from employee equity plans	7,327	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,333)	(1,318)
Distributions to stockholders	—	(930)
Repayments on long-term debt	(2,500)	(307,882)
Term Loan prepayment premium	—	(3,827)
Net cash provided by (used in) financing activities	1,494	(54,353)
Foreign currency impacts on cash, cash equivalents, and restricted cash	(4,256)	—
Net increase in cash, cash equivalents, and restricted cash	94,290	80,835
Cash, cash equivalents, and restricted cash, beginning of period	169,152	150,953
Cash, cash equivalents, and restricted cash, end of period	$263,442	$231,788
Supplemental cash flow disclosure:
Cash paid for taxes	$3,034	$556
Interest paid	$9,950	$42,302
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$20	$62

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Nine months ended September 30,
	2022	2021

Cash and equivalents	$259,161	$227,487
Restricted cash	4,281	4,301
Total cash, cash equivalents, and restricted cash	$263,442	$231,788

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. was a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by Thoma Bravo Fund XIII, L.P. (“Thoma Bravo”) for the purpose of purchasing (the “Take-Private Transaction”) Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc. (the “Company,” “Instructure,” “we,” “our,” or “us” ).

Instructure is an education technology company dedicated to elevating student access, amplifying the power of teaching, and inspiring everyone to learn together. Instructure's learning platform delivers a next-generation learning management system (“LMS”), robust assessments for learning, actionable analytics, and engaging, dynamic content. Instructure offers its learning platform through a Software-as-a-Service, or SaaS, business model. Instructure, Inc. was incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, and Singapore.

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

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies are discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2021 10-K. There have been no significant changes to these policies during the unaudited nine months ended September 30, 2022.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. Beginning in the second quarter of 2022, a wholly-owned foreign subsidiary has year-to-date pretax book loss in excess of full year forecasted loss due to unrealized losses on foreign currency. Under the Year-to-Date Loss Limitation in Interim-Period Tax Accounting section of ASU 2019-12, the benefit recorded related to this entity is no longer limited to the forecasted full year benefit. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

Effective January 1, 2022, the Company adopted ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Upon adoption a lessor will be required to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

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

Effective January 1, 2022, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

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

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Numerator:
Net loss	$(10,055)	$(13,261)	$(28,519)	$(68,025)
Denominator:
Weighted-average common shares outstanding—basic	142,108	136,647	141,536	129,643
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—	—	—
Weighted-average common shares outstanding—diluted	142,108	136,647	141,536	129,643
Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.20)	$(0.52)

For the unaudited three and nine months ended September 30, 2022, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited three and nine months ended September 30, 2021. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Restricted stock units	5,204	4,787	5,204	4,787
Shares issuable under employee stock purchase plan	35	76	35	76
Total	5,239	4,863	5,239	4,863

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Computer and office equipment	$5,353	$2,668
Capitalized software development costs	7,778	4,591
Furniture and fixtures	1,619	1,325
Leasehold improvements and other	6,917	4,330
Total property and equipment	21,667	12,914
Less accumulated depreciation and amortization	(8,752)	(2,122)
Total	$12,915	$10,792

Accumulated amortization for capitalized software development costs was $1.8 million and $0.8 million at September 30, 2022 (unaudited) and December 31, 2021, respectively. Amortization expense for capitalized software development costs for the unaudited three and nine months ended September 30, 2022 was $0.4 million and $1.0 million, respectively, and $0.2 million and $0.5 million for the unaudited three and nine months ended September 30, 2021, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

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

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2021	$1,194,221
Additions (Note 5—Acquisitions)	9,758
Balance as of September 30, 2022 (unaudited)	$1,203,979

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	September 30, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(unaudited)
Software	5 Months	$21	$(18)	$3	$21	$(13)	$8
Trade names	88 Months	125,800	(32,644)	93,156	125,800	(22,809)	102,991
Developed technology	31 Months	317,700	(151,650)	166,050	313,800	(104,215)	209,585
Customer relationships	55 Months	422,700	(141,358)	281,342	413,600	(96,438)	317,162
Total		$866,221	$(325,670)	$540,551	$853,221	$(223,475)	$629,746

Amortization expense for intangible assets was $34.3 million and $102.2 million for the unaudited three and nine months ended September 30, 2022, respectively, and $33.6 million and $100.3 million for the unaudited three and nine months ended September 30, 2021, respectively.

Based on the recorded intangible assets at September 30, 2022 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2022	$34,262
2023	137,041
2024	136,806
2025	94,093
2026	74,005
2027 and thereafter	64,344
Total	$540,551

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

On May 27, 2021, the Company exercised its option to make a Pricing Grid Election. As a result, the Company’s applicable margin for Eurodollar loans under the Credit Facilities from May 27, 2021 onward was 5.5%. In connection with the Company's IPO, the Company made a principal prepayment in August 2021 of $224.3 million on its outstanding Term Loan. In connection with the underwriters' partial exercise of their over-allotment option in August 2021, the Company made an additional principal prepayment in August 2021 of $30.8 million on its outstanding Term Loan. The Company also incurred a 1.5% prepayment premium in conjunction with each principal prepayment.

The Company incurred fees with respect to the Revolving Credit Facility, including a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility.

On October 29, 2021, we entered into a credit agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Credit Agreement (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of September 30, 2022 (unaudited), we had no outstanding borrowings under our Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. We are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company's option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company's Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company's Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company's Consolidated First Lien Never Leverage Ratio.

The 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending June 30, 2022, a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of September 30, 2022 (unaudited), there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of September 30, 2022 (unaudited).

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred after the IPO in August 2021 in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs were being amortized into interest expense, as set forth in the condensed consolidated statements of operations and comprehensive loss, over the contractual term of the Term Loan. As a result of the Refinancing in the fourth quarter of 2021, the Company wrote off the remaining $13.8 million of debt discount costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $0.2 million and $0.7 million of amortization of debt discount costs for the unaudited three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.9 million for the unaudited three and nine months ended September 30, 2021, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At September 30, 2022 (unaudited) and December 31, 2021 the Company had an aggregate principal amount outstanding of $497.5 million and $500.0 million, respectively, under the Senior Term Loan, bearing interest at 6.12% and 3.25%, respectively. The Company had $6.0 million and $6.7 million of unamortized debt discount costs at September 30, 2022 (unaudited) and December 31, 2021, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs were being amortized into interest expense, as set forth in the condensed consolidated statements of operations and comprehensive loss, over the contractual term of the Revolving Credit Facility. As a result of the Refinancing, the Company wrote off the remaining $0.5 million of debt issuance costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $0.1 million of amortization of debt issuance costs for the unaudited three and nine months ended September 30, 2022, respectively, and $29.0 thousand and $0.1 million for the unaudited three and nine months ended September 30, 2021, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.8 million and $0.9 million of unamortized debt issuance costs at September 30, 2022 (unaudited) and December 31, 2021, respectively, which were included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Senior Secured Credit Facilities contain customary negative covenants. At September 30, 2022 (unaudited), the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities. The Company also maintained compliance with all applicable covenants pertaining to the Credit Facilities prior to the Refinancing.

The maturities of outstanding debt, as of September 30, 2022 (unaudited), are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2022	$1,250
2023	5,000
2024	5,000
2025	5,000
2026	5,000
Thereafter	476,250
Total	$497,500

8. Revenue

The Company has one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Historically, Instructure had primarily generated revenues from two customer bases, Education and Corporate. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas LMS, which includes assessments, analytics and learning content. On February 26, 2021, the Company sold Bridge and no longer receives revenues from Corporate customers. Corporate customers purchased Bridge-related product, the Company’s corporate learning platform, which included a learning management system and performance platform that helped employees and managers transform their organization through connection, alignment, and growth. The following tables present the Company’s disaggregated revenues based on its two customer bases and by geographic region, based on the physical location of the customer (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Education	$122,429	$107,221	$350,468	$291,106
Corporate	—	—	—	3,662
Total revenue	$122,429	$107,221	$350,468	$294,768
Percentage of revenue generated by Education	100%	100%	100%	99%

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
United States	$97,567	$86,757	$278,631	$237,455
Foreign	24,862	20,464	71,837	57,313
Total revenue	$122,429	$107,221	$350,468	$294,768
Percentage of revenue generated outside of the United States	20%	19%	20%	19%

Deferred Revenue and Performance Obligations

During the unaudited three and nine months ended September 30, 2022, 76% and 64% of revenue recognized was included in our deferred revenue balance at June 30, 2022 (unaudited), and December 31, 2021, respectively. During the unaudited three and nine months ended September 30, 2021, 77% and 62%, respectively, of revenue recognized was included in our deferred revenue balance at June 30, 2021 (unaudited), and December 31, 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022 (unaudited), approximately $792.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 75% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of September 30, 2022 (unaudited) there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%. As of December 31, 2021, our largest customer’s outstanding net accounts receivable balance as a percentage of total outstanding net accounts receivable represented 10.5%. There were no other customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10% as of December 31, 2021.

Our provisions for credit loss balances at September 30, 2022 (unaudited) and December 31, 2021 were $1.4 million and $0.8 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $32.9 million and $31.5 million as of September 30, 2022 (unaudited) and December 31, 2021, respectively. Amortization expense for deferred commissions was $4.4 million and $11.6 million for the unaudited three and nine months ended September 30, 2022, respectively, and $3.0 million and $7.7 million for the unaudited three and nine months ended September 30, 2021, respectively. There was no impairment of deferred commissions during these periods.

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

As of September 30, 2022 (unaudited) and December 31, 2021, there were 500,000,000 shares of common stock authorized. As of September 30, 2022 (unaudited) and December 31, 2021, there were 142,502,988 and 140,740,569 shares of common stock issued and outstanding, respectively.

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

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which serves as the successor to 2020 Plan. Accordingly, no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,629,623 shares in January 2022. As of September 30, 2022, we had 16,291,356 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period ended on February 28, 2022. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,407,406 shares in January 2022. As of September 30, 2022 (unaudited), 2,889,878 shares of common stock were available for purchase under the 2021 ESPP.

During the unaudited three months ended September 30, 2022, we granted 87,883 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair value of the RSUs granted during the unaudited three months ended September 30, 2022 was $23.50, which represents the closing stock price for the underlying common stock on the grant date, with an aggregate fair value of $2.1 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Options	$—	$28	$21	$104
Restricted stock units	9,538	7,784	27,249	12,151
Shares issuable under employee stock purchase plan	522	565	1,653	565
Class A and Class B Units	—	2	—	4,902
Total stock-based compensation	$10,060	$8,379	$28,923	$17,722

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Subscription and support cost of revenue	$358	$257	$965	$652
Professional services and other cost of revenue	451	323	1,292	610
Sales and marketing	2,813	2,139	8,162	4,814
Research and development	3,035	2,292	8,261	4,896
General and administrative	3,403	3,368	10,243	6,750
Total stock-based compensation	$10,060	$8,379	$28,923	$17,722

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units, and together with the stock options, “equity awards”, whether vested or unvested, were cancelled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards vest and are payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the unaudited three and nine months ended September 30, 2022 the Company recognized $1.4 million and $4.3 million of stock-based compensation expense associated with Cash Replacement Awards, respectively, and $1.7 million and $6.1 million for the unaudited three and nine months ended September 30, 2021, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the unaudited nine months ended September 30, 2022 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2021	1,987	$21.00
Granted	2,597	21.58
Vested	(655)	20.75
Forfeited or cancelled	(429)	21.34
Unvested and outstanding at September 30, 2022	3,500	$21.44

As of September 30, 2022 (unaudited) and December 31, 2021, total unrecognized compensation cost related to unvested RSUs amounted to $69.8 million and $37.2 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 3.5 years, respectively.

The following table summarizes the activity of the Incentive Carry and Board Carry, subsequent to their conversion into RSUs under the 2021 Plan, for the unaudited nine months ended September 30, 2022 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2021	2,736	$10.75
Vested	(844)	10.78
Forfeited or cancelled	(188)	11.25
Unvested and outstanding at September 30, 2022	1,704	$10.73

There were no Incentive Units granted subsequent to December 31, 2021. As of September 30, 2022 (unaudited) and December 31, 2021, we had $17.3 million and $28.3 million, respectively, of unrecognized stock-based compensation expense related to unvested Incentive Units exchanged for RSUs that are expected to be recognized over a weighted-average period of 1.5 and 2.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended September 30, 2022 and 2021 (unaudited):

	Three months ended September 30,
	2022	2021
Dividend yield	None	None
Volatility	32 - 41%	47%
Risk-free interest rate	0.6 - 3.34%	0.06%
Expected life (years)	0.5	0.6

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended September 30, 2022 (unaudited) and December 31, 2021. Assets measured at fair value on a recurring basis as of September 30, 2022 (unaudited) were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,359	$—	$—	$3,359
Total assets	$3,359	$—	$—	$3,359

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2022 (unaudited), the fair value of our Senior Term Loan was $491.5 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

14. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. As of September 30, 2022, the first, second, third, and fourth sublease term had 9 months, 75 months, 40 months, and 19 months remaining, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Operating lease cost, gross	$1,568	$1,731	$4,952	$5,621
Variable lease cost, gross(1)	522	435	1,649	1,371
Sublease income	(352)	(300)	(893)	(777)
Total lease costs(2)	$1,738	$1,866	$5,708	$6,215

(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited three and nine months ended September 30, 2022 and 2021 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the unaudited three and nine months ended September 30, 2022 were $2.0 million and $6.2 million, respectively, and $2.2 million and $6.5 million for the unaudited three and nine months ended September 30, 2021, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of September 30, 2022 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2022	$2,188
2023	8,570
2024	8,342
2025	4,277
2026	2,703
2027 and thereafter	3,082
Total lease payments	29,162
Less:
Imputed interest	(4,161)
Lease liabilities	25,001
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$24,587

As of September 30, 2022 (unaudited) and December 31, 2021, the weighted average remaining lease term was 3.8 and 4.4 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.19% as of each of September 30, 2022 (unaudited) and December 31, 2021.

15. Commitments and Contingencies

Non-cancelable purchase obligations

As of September 30, 2022 (unaudited), our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure services in the ordinary course of business totaled $45.0 million for fiscal year 2023 and $48.0 million for fiscal years 2024 and 2025, respectively.

Letters of Credit

As of September 30, 2022 (unaudited) and December 31, 2021, we had a total of $4.3 million and $4.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

In February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Predecessor, relating to the Take-Private Transaction. The complaint alleges that such directors and officers breached their fiduciary duties in connection with the Take-Private Transaction, and that Instructure Holdings, LLC and Thoma Bravo aided and abetted such breaches. Plaintiffs seek damages of an unidentified amount, interest, and attorneys’ and experts’ fees and expenses. On September 8, 2022, the Court heard oral argument on the defendants’ motion to dismiss and the plaintiff’s motion to convert the motion to dismiss to one for summary judgment. We do not believe these claims have merit and are defending vigorously against them.

16. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited three and nine months ended September 30, 2022 the Company incurred $0.2 million and $0.5 million of costs related to these services, respectively, and $0.1 million and $0.4 million for the unaudited three and nine months ended September 30, 2021, respectively. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The spouse of Mitch Benson, our Chief Strategy Officer, is an employee of the Company. Mr. Benson has served as an Officer of the Company since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2021 base salary and short-term incentive award was approximately $0.2 million in the aggregate. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the nine months ended September 30, 2022 (unaudited), Ms. Gunther's base salary was $0.2 million.

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

Interest paid to affiliates of Thoma Bravo during the nine months ended September 30, 2021 (unaudited) was $7.0 million.

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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation learning management system (“LMS”), robust assessments for learning, actionable analytics, and engaging, dynamic content. Schools standardize on Instructure’s solutions as their core learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12, with nearly 7,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the footprint of our platform, including through our acquisitions of Portfolium to add online skills portfolio capabilities for Higher Education students, MasteryConnect and Certica to add assessment and analytics capabilities, Impact to allow educators to evaluate the impact education technologies have on student engagement and outcome, Elevate Data Sync to secure syncing capabilities across applications within a school environment, and Canvas Credentials to give educators a robust, scalable and feature-rich platform for badging. Our platform becomes deeply ingrained into our customers’ instructional workflows.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching and learning. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the unaudited three and nine months ended September 30, 2022 and 2021.

For the unaudited three months ended September 30, 2022 and 2021:

•
Our revenue was $122.4 million and $107.2 million, respectively.
•
Our net loss was $10.1 million and $13.3 million, respectively.
•
Our adjusted EBITDA was $47.6 million and $41.3 million, respectively.
•
Our operating cash flow was $179.9 million and $161.2 million, respectively.
•
Our free cash flow was $178.3 million and $160.0 million, respectively.

For the unaudited nine months ended September 30, 2022 and 2021:

•
Our revenue was $350.5 million and $294.8 million, respectively.
•
Our net loss was $28.5 million and $68.0 million, respectively.
•
Our adjusted EBITDA was $131.0 million and $105.0 million, respectively.
•
Our operating cash flow was $121.5 million and $108.8 million, respectively.
•
Our free cash flow was $116.5 million and $106.1 million, respectively.

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

We believe that the COVID-19 pandemic accelerated adoption of our learning platform, which we expect will continue to generate additional opportunities for us in the future. We continued to experience high usage on our learning platform, even as North American K-12 students have returned to the classroom on a full-time basis. Since our customers have transitioned back to the classroom, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, has come down from peak pandemic levels. However, our customers continue to embrace remote learning platforms and demand for our products remains significantly higher than pre-pandemic levels. These factors have generated a positive impact to our gross margin.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at September 30, 2022 (unaudited) consists of decreases in U.S. Federal deferred tax liabilities due to current year pretax book loss, minimal increases to state deferred tax liabilities due to increases in valuation allowance recorded against state net operating loss carryforwards, and increases to foreign deferred tax assets as a result of changes in foreign tax rates.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription and support	$109,727	$96,163	$316,124	$266,774
Professional services and other	12,702	11,058	34,344	27,994
Total revenue	122,429	107,221	350,468	294,768
Cost of revenue:
Subscription and support(1) (2) (3)	37,005	36,528	108,419	112,575
Professional services and other(1) (3)	7,068	4,939	19,063	15,500
Total cost of revenue	44,073	41,467	127,482	128,075
Gross profit	78,356	65,754	222,986	166,693
Operating expenses:
Sales and marketing(1) (2) (3)	45,737	40,553	134,943	120,858
Research and development(1) (3)	20,596	15,823	56,466	47,191
General and administrative(1) (3)	14,408	14,396	44,277	38,943
Impairment on disposal group (3)	—	—	—	1,218
Total operating expenses	80,741	70,772	235,686	208,210
Loss from operations	(2,385)	(5,018)	(12,700)	(41,517)
Other income (expense):
Interest income	303	—	366	13
Interest expense	(7,173)	(11,251)	(16,337)	(44,178)
Other expense(3)	(3,856)	(1,623)	(6,967)	(2,365)
Total other income (expense), net	(10,726)	(12,874)	(22,938)	(46,530)
Loss before income taxes	(13,111)	(17,892)	(35,638)	(88,047)
Income tax benefit	3,056	4,631	7,119	20,022
Net loss	$(10,055)	$(13,261)	$(28,519)	$(68,025)

(1)
Includes stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$358	$257	$965	$652
Professional services and other	451	323	1,292	610
Sales and marketing	2,813	2,139	8,162	4,814
Research and development	3,035	2,292	8,261	4,896
General and administrative	3,403	3,368	10,243	6,750
Total stock-based compensation	$10,060	$8,379	$28,923	$17,722

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$15,885	$15,582	$47,434	$46,412
Sales and marketing	18,375	18,008	54,756	53,900
Total amortization of acquisition-related intangibles	$34,260	$33,590	$102,190	$100,312

(3)
Includes restructuring, transaction and sponsor related costs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue:
Subscription and support	$141	$159	$159	$2,108
Professional services and other	34	28	129	883
Sales and marketing	412	99	802	2,551
Research and development	1,984	226	2,776	2,904
General and administrative	1,673	1,519	4,236	8,378
Impairment on disposal group	—	—	—	1,218
Other expense	3,865	1,610	7,050	1,610
Total restructuring, transaction and sponsor related costs	$8,109	$3,641	$15,152	$19,652

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	90%	90%	91%
Professional services and other	10	10	10	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	30	34	31	38
Professional services and other	6	5	5	5
Total cost of revenue	36	39	36	43
Gross profit	64	61	64	57
Operating expenses:
Sales and marketing	37	38	39	41
Research and development	17	15	16	16
General and administrative	12	13	13	13
Impairment on disposal group	—	—	—	—
Total operating expenses	66	66	68	70
Loss from operations	(2)	(5)	(4)	(13)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(6)	(10)	(5)	(15)
Other expense	(3)	(2)	(2)	(1)
Total other income (expense), net	(9)	(12)	(7)	(16)
Loss before income taxes	(11)	(17)	(11)	(29)
Income tax benefit	3	4	2	7
Net loss	(8)%	(13)%	(9)%	(22)%

Comparison of the unaudited three and nine months ended September 30, 2022 and unaudited three and nine months ended September 30, 2021.

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Subscription and support	$109,727	$96,163	$13,564	14%	$316,124	$266,774	$49,350	18%
Professional services and other	12,702	11,058	1,644	15	34,344	27,994	6,350	23
Total revenue	$122,429	$107,221	$15,208	14%	$350,468	$294,768	$55,700	19%

Three month change

Subscription and support revenue increased $13.6 million for the unaudited three months ended September 30, 2022 due to an increase in new customers, growth from existing customers through upselling historical products and cross-selling new products, contributions from our recent acquisitions, and the effects of acquisition accounting from Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”).

Professional services and other revenue increased $1.6 million for the unaudited three months ended September 30, 2022 due to the same factors discussed above.

Nine month change

Subscription and support revenue increased $49.4 million for the unaudited nine months ended September 30, 2022 due to new and existing customers, through upselling historical products and cross-selling new products, and contributions from our recent acquisitions, as discussed above, as well as the effects of acquisition accounting from ASC 805.

Professional services and other revenue increased $6.4 million for the unaudited nine months ended September 30, 2022 due to the same factors discussed above.

Cost of Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$37,005	$36,528	$477	1%	$108,419	$112,575	$(4,156)	(4)%
Professional services and other	7,068	4,939	2,129	43	19,063	15,500	3,563	23
Total cost of revenue	$44,073	$41,467	$2,606	6%	$127,482	$128,075	$(593)	(0)%
Gross margin percentage
Subscription and support revenue	66%	62%			66%	58%
Professional services and other	44	55			44	45
Total gross margin	64	61			64	57

Three month change

Subscription and support cost of revenue increased $0.5 million for the unaudited three months ended September 30, 2022 due to an increase in salaries, wages, and employee-related benefits of $0.8 million, an increase in acquisition-related intangibles of $0.5 million, and an increase of $0.3 million in software expense. These increases were offset by a decrease of $0.4 million in web hosting costs, $0.3 million in systems and hardware costs, and $0.4 million in third-party consultant and contractor costs.

Professional services and other cost of revenue increased $2.1 million for the unaudited three months ended September 30, 2022 due to an increase in salaries, wages, and employee-related benefits of $1.2 million, an increase in systems and hardware costs of $0.2 million, an increase in third-party consultants and contractors of $0.5 million, and other insignificant increases of $0.2 million.

Nine month change

Subscription and support cost of revenue decreased $4.2 million for the unaudited nine months ended September 30, 2022 due to a decrease of $1.9 million related to exiting leased property, which occurred in the first quarter of 2021, and decreases in rent and related expenses of $0.4 million. Web hosting expenses and software license expenses decreased $3.5 million, systems and hardware costs decreased $0.9 million, and third-party consultants and contractors decreased $0.5 million. These decreases were offset by an increase in amortization of acquisition-related intangibles of $1.4 million, an increase in salaries, wages, and related benefits of $1.2 million, and an increase in other employee-related expenses, including travel, of $0.2 million.

Professional services and other cost of revenue increased $3.6 million for the unaudited nine months ended September 30, 2022 due to an increase in salaries, wages, and related benefits of $2.8 million, an increase in systems and hardware costs of $0.5 million, an increase in other employee-related expenses, including travel, of $0.3 million, an increase in third-party consultants and contractors of $0.6 million, an increase in software expenses of $0.1 million, and other insignificant increases of $0.1 million. These increases were offset by a decrease of $0.8 million related to exiting leased property, which occurred in the first quarter of 2021.

Operating Expenses

Sales and Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$45,737	$40,553	$5,184	13%	$134,943	$120,858	$14,085	12%

Three month change

Sales and marketing expenses increased $5.2 million for the unaudited three months ended September 30, 2022 due to an increase in salaries, wages, and related benefits of $1.8 million, commissions of $1.0 million, and stock-based compensation expense of $0.6 million. There were also additional increases related to amortization of acquisition-related intangibles of $0.4 million, increases in marketing expenses such as advertising and tradeshows of $0.9 million, an increase of $0.2 million in software expense, and an increase in employee-related expenses, including travel, of $0.3 million. These increases were offset by a decrease in third-party consultants and contractors of $0.2 million and a decrease in systems and hardware costs of $0.2 million.

Nine month change

Sales and marketing expenses increased $14.1 million for the unaudited nine months ended September 30, 2022 due to an increase in salaries, wages, and related benefits of $6.1 million, commissions of $3.0 million, and stock-based compensation expense of $3.3 million. Additional increases included an increase in marketing expenses such as tradeshows and partnerships of $1.5 million, other employee-related expenses, including travel, of $1.8 million, and an increase in acquisition-related intangibles of $0.8 million. These increases were offset by a decrease of $2.0 million related to exiting leased property, which occurred in the first quarter of 2021, and a decrease in third-party consultants and contractors of $0.8 million.

Research and Development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$20,596	$15,823	$4,773	30%	$56,466	$47,191	$9,275	20%

Three month change

Research and development expenses increased $4.8 million for the unaudited three months ended September 30, 2022 due to an increase in salaries, wages, and stock-based compensation of $1.8 million, an increase in third-party consultants and contractors of $2.5 million, an increase in systems and hardware costs of $0.2 million, an increase in other employee-related expenses, including travel, of $0.1 million, and other insignificant increases of $0.2 million.

Nine month change

Research and development expenses increased $9.3 million for the unaudited nine months ended September 30, 2022 due to an increase in salaries, wages, and stock-based compensation of $4.9 million, an increase in third-party consultants and contractors of $4.2 million, an increase in systems and hardware costs of $0.7 million, an increase in other employee-related expenses, including travel, of $0.7 million, and an increase in office building rent of $0.2 million. These increases were offset by a decrease of $1.4 million related to exiting leased property, which occurred in the first quarter of 2021, and other insignificant decreases of $0.1 million.

General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$14,408	$14,396	$12	0%	$44,277	$38,943	$5,334	14%

Three month change

General and administrative expenses did not significantly change for the unaudited three months ended September 30, 2022 because increases in salaries, wages, and related benefits of $0.7 million were offset by a decrease in bonuses of $0.6 million. General and administrative expenses also increased as a result of an increase in marketing expenses, such as advertising and tradeshows, of $0.4 million, and an increase in systems and hardware costs of $0.3 million. These increases were offset by decreases in third-party consultants and contractors of $0.6 million, a decrease in business insurance of $0.1 million, and a decrease in office building rent of $0.1 million.

Nine month change

General and administrative expenses increased by $5.3 million for the unaudited nine months ended September 30, 2022 due to an increase in salaries, wages, and related benefits of $1.9 million, and an increase in stock-based compensation of $3.5 million, which increases were offset by a decrease in bonuses of $1.1 million. General and administrative expenses also increased as a result of an increase in insurance expenses of $2.2 million, an increase in franchise and property taxes of $0.7 million, an increase in bad debt expense of $0.5 million, an increase of $0.5 million in systems and hardware costs, and increases in other employee-related expenses, including travel, of $0.3 million. These increases were offset by a decrease of $0.7 million related to exiting leased property, which occurred in the first quarter of 2021, and decreases in third-party consultants and contractors of $2.5 million.

Impairment on Disposal Group

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Impairment on disposal group	$—	$—	$—	—	$—	$1,218	$(1,218)	(100)%

Nine month change

Impairment on disposal group decreased by $1.2 million for the unaudited nine months ended September 30, 2022. The decrease is due to our decision to market and sell Bridge, the Company’s corporate learning platform and wholly-owned subsidiary.

Other Income (Expense), Net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(10,726)	$(12,874)	$2,148	(17)%	$(22,938)	$(46,530)	$23,592	(51)%

Three month change

Other income (expense), net decreased $2.1 million for the unaudited three months ended September 30, 2022 due to decreased interest expense of $4.3 million as a result of reduced interest rates on our Term Loan and Senior Term Loan (as defined below), as well as the overall reduction in principal following our IPO and Refinancing. These decreases were offset by increased realized and unrealized foreign currency losses of $2.2 million.

Nine month change

Other income (expense), net decreased $23.6 million for the unaudited nine months ended September 30, 2022 as a result of decreased interest expense of $28.2 million due to reduced interest rates on our Term Loan and Senior Term Loan, as well as the overall reduction in principal following our IPO and Refinancing. These decreases were offset by an increase of $4.6 million related to realized and unrealized foreign currency losses.

Income Tax Benefit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Income tax benefit	$3,056	$4,631	$(1,575)	(34)%	$7,119	$20,022	$(12,903)	(64)%

Three month change

Income tax benefit decreased $1.6 million for the unaudited three months ended September 30, 2022. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes.

Nine month change

Income tax benefit decreased $12.9 million for the unaudited nine months ended September 30, 2022. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Due to the Company's net operating loss (“NOL”) carryforward position, the decrease in the income tax benefit was driven mainly by a reduction in pretax book loss recognized in the unaudited nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022 (unaudited) and December 31, 2021, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $263.4 million and $169.2 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Term Loan, (as defined below). As of September 30, 2022 (unaudited) and December 31, 2021, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We finance our operations through cash received from operations, and in 2021, our IPO and the Refinancing. We believe our existing cash and cash equivalents, our Senior Secured Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022 (unaudited), we had deferred revenue of $320.9 million, of which $308.2 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2021, we had deferred revenue of $255.7 million, of which $240.9 million was recorded as a current liability.

The following table shows our cash flows for the unaudited nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$121,474	$108,816
Net cash provided by (used in) investing activities	(24,422)	26,372
Net cash provided by (used in) financing activities	1,494	(54,353)

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

On October 29, 2021, we entered into a credit agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent , governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the new Senior Secured Credit Facilities were used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Credit Agreement (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

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

As of September 30, 2022 (unaudited), we had outstanding borrowings of $497.5 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $4.3 million outstanding under letters of credit.

Operating Activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash provided by operating activities during the unaudited nine months ended September 30, 2022 was $121.5 million, which was attributable to a net loss of $28.5 million adjusted for certain non-cash items, including $24.7 million of stock-based compensation expense, $105.3 million depreciation and amortization and $0.9 million in amortization of debt discount and issuance costs, and $4.9 million in other non-cash items. These amounts were offset by a decrease of $10.1 million to deferred income taxes. The net change in operating asset and liabilities included a net increase of $42.3 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $10.9 million, lease liabilities decreased by $5.3 million, other liabilities decreased by $1.6 million, accounts payable and accrued liabilities decreased by $2.4 million, deferred commissions decreased by $1.3 million, and right-of-use assets decreased by $3.6 million.

Net cash provided by operating activities during the unaudited nine months ended September 30, 2021 was $108.8 million, which was attributable to a net loss of $68.0 million adjusted for certain non-cash items, including $11.5 million of stock-based compensation expense, $103.0 million depreciation and amortization, $2.0 million in amortization of debt discount and issuance costs, $1.2 million of impairment on disposal group, and $1.6 million in other non-cash items. These amounts were offset by a decrease to deferred income taxes of $20.3 million. Working capital sources of cash included a net increase of $72.8 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets decreased by $0.1 million, accounts payable and accrued liabilities increased by $8.6 million, deferred commissions decreased by $5.6 million, lease liabilities decreased by $4.7 million, other liabilities decreased by $0.9 million, and right-of-use assets decreased by $7.6 million.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the unaudited nine months ended September 30, 2022 was $24.4 million, consisting of the acquisition of Canvas Credentials of $19.5 million, net of cash received, and purchases of property and equipment of $5.0 million.

Net cash provided by investing activities during the unaudited nine months ended September 30, 2021 was $26.4 million, consisting of $46.0 million due to the sale of our Bridge business, which was offset by our acquisition of Impact of $16.9 million, and purchases of property and equipment of $2.8 million.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, repurchases of TopCo units and repayments of long-term debt.

Net cash provided by financing activities during the unaudited nine months ended September 30, 2022 was $1.5 million, which consisted of $7.3 million in proceeds from the issuance of common stock from employee equity plans, offset by $3.3 million of shares repurchased for tax withholdings on vesting of restricted stock units and principal payments made on our long-term debt of $2.5 million.

Net cash used in financing activities during the unaudited nine months ended September 30, 2021 was $54.4 million, which consisted of $307.9 million of principal payments made on our long-term debt, $3.8 million of prepayment premium paid in connection with our principal debt payments, $1.3 million of shares repurchased for tax withholdings on vesting of restricted stock, and distributions to stockholders of $0.9 million. These cash outflows were offset by $259.6 million of IPO proceeds, net of offering costs paid of $5.7 million.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loss from operations	(2,385)	(5,018)	(12,700)	(41,517)
Stock-based compensation	10,060	8,379	28,923	17,722
Restructuring, transaction and sponsor related costs	4,244	2,031	8,102	18,042
Amortization of acquisition-related intangibles	34,260	33,590	102,190	100,312
Fair value adjustments to deferred revenue in connection with purchase accounting	25	1,379	855	8,471
Non-GAAP operating income	$46,204	$40,361	$127,370	$103,030

Free Cash Flow

We define free cash flow as net cash provided by operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be an important measure because it measures the amount of cash we generate and reflects changes in working capital. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board concerning our liquidity.

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$179,872	$161,183	$121,474	$108,816
Purchases of property and equipment and intangible assets	(1,564)	(1,193)	(4,979)	(2,800)
Proceeds from disposals of property and equipment	5	16	41	40
Free cash flow	$178,313	$160,006	$116,536	$106,056

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(10,055)	$(13,261)	$(28,519)	$(68,025)
Interest on outstanding debt and loss on debt extinguishment	7,173	11,247	16,334	44,170
Benefit for taxes	(3,056)	(4,631)	(7,119)	(20,022)
Depreciation	1,087	911	3,145	2,728
Amortization	2	2	5	5
Stock-based compensation	10,060	8,379	28,923	17,722
Restructuring, transaction and sponsor related costs	8,109	3,641	15,152	19,652
Amortization of acquisition-related intangibles	34,260	33,590	102,190	100,312
Fair value adjustments to deferred revenue in connection with purchase accounting	25	1,379	855	8,471
Adjusted EBITDA	$47,605	$41,257	$130,966	$105,013

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

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$122,429	$107,221	$350,468	$294,768
Fair value adjustments to deferred revenue in connection with purchase accounting	25	1,379	855	8,471
Allocated Combined Receipts	$122,454	$108,600	$351,323	$303,239

Summary of Non-GAAP Financial Measures

The following table presents a summary of each non-GAAP financial measure for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Other Financial Data:
Non-GAAP operating income	46,204	40,361	127,370	103,030
Free cash flow	178,313	160,006	116,536	106,056
Adjusted EBITDA	47,605	41,257	130,966	105,013
Allocated Combined Receipts	122,454	108,600	351,323	303,239

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro and the Australian dollar. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited three and nine months ended September 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $263.4 million and $169.2 million as of September 30, 2022 (unaudited) and December 31, 2021, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At September 30, 2022 (unaudited) and December 31, 2021, we also had in place a $125.0 million Senior Revolver and approximately $497.5 million outstanding on our Senior Term Loan. As of September 30, 2022 (unaudited) and December 31, 2021, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. At September 30, 2022 (unaudited) and December 31, 2021, the applicable rate was 3.37% and 0.50%, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 8, 2022, the Court heard oral argument on the defendants’ motion to dismiss and the plaintiff’s motion to convert the motion to dismiss to one for summary judgment. We do not believe these claims have merit and are defending vigorously against them.

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

Instructure Holdings, Inc.

Date: November 2, 2022	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)