Form 10-K
period 2022-12-31
INSTRUCTURE HOLDINGS, INC.
filed 2023-02-17
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock on the New York Stock Exchange on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $402,700,043.

The number of shares of Registrant’s common stock outstanding as of February 15, 2023 was 142,917,080.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated by reference from the Registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023 (the “2023 Proxy Statement”), to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Instructure Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

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
•
“Take-Private Transaction” refers to Thoma Bravo’s acquisition of Instructure, Inc. on March 24, 2020;
•
“Thoma Bravo Funds” refers to Thoma Bravo Executive Fund XIII, L.P., Thoma Bravo Fund XIII, L.P., Thoma Bravo Fund L.P., and the term “Thoma Bravo” refers to Thoma Bravo UGP, LLC, the ultimate general partner of the Thoma Bravo Funds, and, unless the context otherwise requires, its affiliated entities, including Thoma Bravo, L.P., the management company of the Thoma Bravo Funds; and
•
(i) “users” means students, teachers, administrators, observers (i.e., parents or guardians of students) and other individuals who use any of our solutions during a certain period of time and to whom we have assigned a systematically generated unique account identifier, and (ii) “contracted” means that a particular customer has entered into a written contract for a specified subscription period covering a specified number of users and is legally obligated to pay. The number of “contracted Canvas Learning Management System (“LMS”) users” refers to the number of contracted users or full-time equivalent contracted users (where our customers have a portion of the student population that are part-time) of our Canvas LMS solution that our customers have paid for during a specified period and that generate revenue for us pursuant to a written contract, and does not include (1) users of any other solution that we offer, or (2) other individuals (such as teachers, administrators and observers) affiliated with the customer or the contracted users who we permit to create accounts and use our solutions for free. As a result, the number of users of our solutions is greater than the number of contracted users. The amount of revenue we generate is impacted only by the number of contracted users and not the number of users who are using our solutions or have created accounts on our platform.

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

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continued,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors,” and elsewhere in this report and as may be described from time to time in future reports we file with the Securities and Exchange Commission (“SEC”).

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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessment tools for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the U.S. LMS market share leader in both Higher Education and paid K-12 with 7,436 global customers, representing Higher Education institutions and districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through our earlier acquisitions to add online skills portfolio capabilities for Higher Education students and assessment and analytics capabilities. More recently, we acquired Eesysoft (rebranded to “Impact by Instructure” subsequent to acquisition, or “Impact”) to allow educators to evaluate the impact education technologies have on student engagement and outcome, Kimono LLC (rebranded to “Elevate Data Sync” subsequent to acquisition) to secure data syncing capabilities across applications within a school environment, Concentric Sky, the maker of Badgr (rebranded to “Canvas Credentials” subsequent to acquisition) to empower institutions to help learners navigate their personal learning journeys through stackable digital credentialing technology that allows them to carry proof of their academic achievements and skills development, and LearnPlatform to empower educational organizations to evaluate and manage ongoing usage and effectiveness of digital learning products. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows.

We launched Canvas, our LMS, in 2011 and quickly saw rapid adoption in the Higher Education market as we displaced legacy systems with our cloud-native, open and extendable platform, and won greenfield opportunities where traditional software solutions were too costly or cumbersome to implement. We have grown our business over time and the COVID-19 pandemic markedly accelerated adoption of our learning platform as device proliferation and technology acceptance within the classroom has advanced. Our extendable learning platform is comprised of the following solutions:

•
Canvas LMS. As the cornerstone of our platform, Canvas LMS is designed to give education customers of all sizes and at every level an extensive set of flexible tools to support and enhance content creation, management, and delivery of face-to-face, blended and online instruction.
•
Canvas Studio. An online video platform that seamlessly integrates with Canvas LMS, which enables customers to host, manage, edit and deliver impactful and engaging video learning experiences.
•
Canvas Catalog. A course catalog and registration system that enables institutions to create and maintain a branded marketplace for their online course offerings.
•
Canvas Network. An invitation-only offering allowing institutions to host and deliver large-scale online courses, often called Massive Open Online Courses (“MOOCs”) to a much broader audience than just their own students.
•
Canvas Credentials. A digital badging solution to provide learners with portable verification of skills in stackable pathways.
•
Canvas Student Pathways. A solution to guide students through customized learning paths culminating in digital certifications that demonstrate proof of competency and help them gain employment.
•
Mastery Assessment. Solutions for assessment management and content that include Mastery Connect, a robust student Assessment Management System (“AMS”), and Mastery View Assessments and Mastery Item Banks, which provides a variety of assessment content solutions and analytics to inform daily instruction in the classroom and data which measure student learning and preparedness for exams mandated by federal and state regulations.
•
Impact. Solutions designed to help institutions drive adoption of new technology tools and evaluate their impact on student engagement and outcomes.
•
Elevate Data Sync. Solutions for synchronization of data, grades, and rosters between edtech applications and student information systems (“SIS”).
•
Elevate K-12 Analytics. A data and analytics solution that combines data from multiple systems to deliver interactive visualizations and dashboards so educators can measure, manage, and improve programs and student outcomes.
•
Elevate Data Quality. A data-quality solution that ensures district data is accurate, complete, and up-to-date by enabling districts to proactively detect and quickly resolve data problems.
•
Elevate Standards Alignment. Tools to empower content providers to efficiently align standards-based educational content, improve discoverability, and reach new education markets.
•
LearnPlatform. Tools to empower educational organizations to evaluate, select, and manage the ongoing usage and effectiveness of digital learning products.

Our broad capabilities have expanded our total addressable market, provided significant upsell and cross-sell opportunities, and collectively form the basis of an open and extendable platform which has become a standard among many U.S. Higher Education and K-12 institutions, and a growing number of international institutions.

Our global customer base spans from K-12 through Higher Education and Continuing Education, giving us a prominent position to accompany learners throughout their lifelong learning journey. We continue to deepen our relationships with Higher Education customers by facilitating their strategic growth often through powering their emerging fully online and Continuing Education initiatives that open their doors to a new universe of non-traditional learners. We are increasingly able to sell to large districts and statewide systems due to the scalability, adaptability, and reliability of our platform. Our customers include State Universities of California, Florida, and Utah, all of the Ivy League universities, international Higher Education and K-12 systems, and many of our nation’s largest K-12 systems.

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

Initial Public Offering (“IPO”)

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

Our Platform

Our learning platform is an open, extendable, configurable, and highly integrated set of solutions designed to meet the teaching and learning needs of every K-12, Higher Education and Continuing Education institution and includes the Canvas LMS, Canvas Studio, Canvas Catalog, Mastery Assessment, Canvas Credentials, Canvas Student Pathways, Canvas Network, Impact, Elevate Data Sync, and LearnPlatform. With its cloud-native offerings, open application programming interfaces (“APIs”), support of industry standards and accessibility, our platform streamlines digital tools and content for teachers and students, creating a simpler and more connected learning experience. We believe our platform offers the following key benefits:

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
•
High Reliability and Uptime. Our platform regularly scales to match the daily and seasonal demand curve of students and teachers globally. We seamlessly scaled from overnight lows to peak periods reaching as high as 5.6 million concurrent users during the COVID-19 pandemic. We guarantee 99.9% uptime through service level agreements (“SLAs”), and have generally delivered above this level over the past five years. Our uptime has remained excellent while growing our customer base and usage throughout 2022. Importantly, we are able to scale up and down dynamically when there are abrupt changes in usage, such as immediate moves to distance learning, or changes in school hours, class schedules, and academic calendars.
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
•
Extendable Across Partner Ecosystem. We are the connected hub for teaching and learning. A key feature of delivering a platform is building an ecosystem of partners connected to the platform. We enable third-party software providers to integrate with our platform through a library of open APIs, allowing us to provide a more comprehensive offering through product integration, and for third parties to rapidly scale solutions across our customer base. We have over 750 partners, from some of the world’s largest technology companies to niche point solution providers, across content providers, hardware providers, collaboration tools, publishers, and productivity tools.

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
•
Multi-Functional Product Suite. Our platform capabilities span multiple areas of instruction, including learning, assessments, analytics, credentialing, and program management. By addressing multiple areas of instruction, we provide the most relevancy in the classroom to teachers and students. The breadth of our offerings facilitates improved student outcomes, allows us to address a large and growing market, and enables us to cross-sell numerous offerings within our existing customer base, where customers want to buy adjacent solutions.
•
Solutions Address All Market Segments. We serve all market segments within education, including K-12, Higher Education, Continuing Education, and Vocational. By serving all segments in the market, we are able to engage with students throughout the education lifecycle and increase retention within our user base. This also provides us with a large market opportunity, with both greenfield and replacement options across U.S. and international markets.
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

•
Cross-sell into our Existing Customer Base. Our broad capabilities spanning learning, assessments, analytics, student success, program management, digital courseware, credentials, and global online learning initiatives provide us a significant opportunity to cross-sell offerings into our existing customer base. We generally land with our LMS product and have the ability to cross-sell additional solutions into our LMS customer base.
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

Our Learning Platform

Canvas LMS

Canvas LMS is a learning management system designed to give our K–12, Higher Education, and Continuing Education customers an extensive set of flexible tools to support and enhance content creation, management and delivery of face-to-face, hybrid, and online instruction.

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
•
allow access for students, teachers and parents through powerful mobile applications;
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

Canvas Studio

Canvas Studio is an online video platform designed to enable customers to host, manage, and deliver impactful video learning experiences. Canvas LMS customers can seamlessly integrate Studio for a modern, streamlined, easy-to-use video learning solution that provides the interactivity, insights and reliability institutions need to engage their students.

Canvas Studio enables teachers and students to:

•
easily upload media and publish videos to courses that can be viewed across devices and in multiple playback formats;
•
experience high-quality, video playback around the world;
•
seamlessly create content through integrated webcam and screen capture tools;
•
interact directly with video content through real-time contextual commenting and quizzing;
•
understand exactly how students are engaging with media to help inform video strategy effectiveness;
•
make video content fully accessible through automatic speech recognition (“ASR”) captioning technology; and
•
manage and share videos between teachers and students.

Canvas Catalog

Canvas Catalog is a white-label, course catalog and registration system that seamlessly integrates with Canvas LMS and enables institutions to create and maintain a branded marketplace for their online course offerings. Canvas Catalog provides a searchable course index, integration with online payment gateways for student registration and enrollment, custom course landing pages, collections of courses in specialized programs, automatically distributed certificates, and other ways to recognize completion.

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

Canvas Student Pathways

Canvas Student Pathways guides students through customized learning paths culminating in digital certifications that demonstrate proof of competency and can help them gain employment.

Canvas Student Pathways provides the ability to:

•
guide students through self-paced learning journeys and keep students informed of their progress;
•
gain a bird's-eye view into learner progression and can filter by milestone to preemptively identify learners who may be falling behind;
•
issue shareable digital badges, badge detail pages, and certifications that display skills and prove competencies with artifacts of learning;
•
provide students with life-long ePortfolios that showcase skills, academic and co-curricular achievements; and
•
use for professional development to guide educators through professional development requirements and opportunities.

Canvas Credentials

Canvas Credentials empowers learners through their personal educational journey - whether they be transitional, non-traditional, career shifters and a little bit of everything in between. Canvas Credentials empowers Higher Education, K-12, Associations, Workforce Development, Technical Training, and Corporate companies to combine and connect badges from multiple sources into a meaningful pathway for learners. Motivate and engage students with visual, stackable and shareable pathways while empowering them to carry their skills throughout their educational journey. Utilizing EMSI data, Canvas Credentials connect students to real world applications of their skills and progress to visualize career outlook and salary expectations.

Canvas Credentials enables institutions to:

•
enable learners to carry their skills throughout their educational journey;
•
motivate students with visual, stackable, and shareable pathways;
•
enable educators to automate milestone badges, track third-party badges, apply group and individual progress tracking;
•
utilize EMSI data to see how students' skills are applicable to career types with career outlook and salary expectations;
•
recognize the achievements of an unlimited number of students;
•
utilize digital validation of skills through rich metadata, analytics, and verification; and
•
showcase proof of skills to potential employers.

Mastery Assessment

Mastery Connect. Mastery Connect is a comprehensive assessment management system that empowers K-12 schools and districts to measure student levels of understanding to identify opportunities for intervention, while preparing students for high-stakes federally-mandated exams. With our simple, elegant, and scalable assessment platform, educators can purchase high quality assessments or create and deliver effective benchmark exams with simple deployment workflows, leveraging data collected to guide instruction and enhance curricula school- or district-wide. Our customers who also use Canvas LMS can integrate Mastery Connect for a seamless user experience.

Mastery Connect enables schools to:

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

Mastery Content. The Mastery Content products are a collection of standards-based assessment materials, including Mastery View Predictive Assessments, the Mastery View Formative Assessments, and the Mastery Item Banks, which are delivered through Mastery Connect.

Mastery assessment content offers:

•
assessment item bank content;
•
predictive benchmark assessments; and
•
rigorous formative assessments.

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
•
collect and analyze student usage data and uncover engagement patterns in Instructure products, such as Canvas LMS and Mastery Connect, and third-party tools;
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

Elevate Data Quality

Elevate Data Quality enables districts to proactively detect and quickly resolve data quality problems for streamlined reporting of complete, accurate, and timely data.

Elevate Data Quality enables:

•
districts to reduce the time and effort expended to maintain accurate and timely data through automated tasks;
•
district information systems to get automated data tests against pre-defined business rules for validity, accuracy, and compliance;
•
visibility into data quality trends over time through a data quality dashboard;
•
receipt of error notifications that are proactively pushed to accountable staff, detailing specific data issues that need to be reviewed, monitored, or corrected;
•
staff to receive prescriptions to guide them in addressing errors; and
•
users to identify any potential compliance issues or funding opportunities.

Elevate Standards Alignment

Elevate Standards Alignment is an alignment and content-tagging solution for learning companies. Powered by Academic Benchmarks, the largest collection of up-to-date digitized learning standards, we enable our partner solution providers to expand their product offerings, meet the needs of their customers, and reach new education markets.

Elevate Standards Alignment enables:

•
reduced development costs and time to market with streamlined alignment and tagging solutions, including tools to expand into new states and market segments;

•
efficient alignment of content and the ability to maintain those alignments over time with access to the Academic Benchmarks, unique identifiers, education taxonomies and metadata-including all 50 states, national standards, CTE Standards, ISTE® standards, CollegeBoard AP® standards, and international authorities;
•
use of highly accurate recommendations from machine-learning algorithms; and
•
comprehensive reporting to inform content development, sales and the request for proposal (“RFP”) process.

LearnPlatform

LearnPlatform is a comprehensive edtech effectiveness system used by educators, leaders, and partners to modernize their learning environments and ensure academic and financial returns on their investment.

LearnPlatform allows institutions to:

•
monitor technology usage across the organization, while providing a centralized location for educators to request new tools and access approved applications;
•
analyze the operational, instructional, and financial impact of educational technology;
•
get visibility and contextual evidence of technology usage to inform instructional, operational, and financial decisions;
•
drive efficiency by simplifying processes and improving provider communications to ensure compliance and safety; and
•
evaluate product impact with guided rapid-cycle research.

Our Technology

Built on a modern technology stack, our native-cloud, multi-tenant platform and applications scale to millions of users and enable us to leverage advancements in web design, open source technologies and security. We adhere to industry-standard best information security practices to protect our servers and our customers’ critical data.

We host our platform and applications on cloud infrastructure provided by Amazon Web Services (“AWS”). We use AWS basic building blocks such as Amazon Elastic Compute Cloud (“EC2”), Elastic Load Balancers (“ELB”, “ALB”), Simple Queue Service (“SQS”) and Simple Storage Service (“S3”). We also use advanced AWS platform capabilities including Amazon Kinesis, AWS Lambda, AWS Fargate, AWS Elastic Kubernetes Service (“EKS”), and Amazon Relational Database Services (“RDS”). Our hosting services provide full support, rolling release upgrades/updates, backup and disaster recovery services. Our infrastructure enables us to scale both horizontally and vertically in order to rapidly adjust to variances in usage at the server, database and file store level. Our applications run on virtualized instances in AWS data center facilities, which provide industry-standard best security practices. As of December 31, 2022, we used domestic AWS data center facilities in Virginia, Ohio and Oregon, and international facilities in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia, Montreal, Canada and Singapore. We intend to expand operations into other regions based on market conditions. These AWS managed facilities have earned multiple certifications including, but not limited to, SOC 2 Type II, International Organization for Standardization (“ISO”) 9001 and ISO27001.

We designed our platform for resilience and rapid recovery from component failure. We apply a wide variety of strategies to achieve enterprise-grade reliability and durability. We have automated procedures in place to handle coordinated changes across our various instances and store backups of key data stores in multiple physical locations.

Our technology stack includes multiple web and data processing applications built with AWS technology augmented with our own scaling and provisioning technologies to fit the unique needs of education technology use cases. We use Web 2.0 technologies like Ruby on Rails, Java, Node.js, and React.js, which provide users a familiar web experience. Our platform was built on underlying open source technologies, allowing us to take full advantage of advancements in scalability and flexibility. We utilize the Linux operating system, Postgres databases, and Redis data structure store. Our platform also provides an API that third-parties can use to add new features and functionality.

Keeping our platform secure is a primary focus of our dedicated enterprise security team due to the sensitive nature of the data contained within the applications. We are diligent about data security and have adopted the American Institute of Certified Public Accountants (“AICPA”) SOC 2 set of security controls and ISO27001 standards across various parts of our learning platform. We demonstrate compliance with these controls through annual audits and web application vulnerability assessments.

Customers

As of December 31, 2022, we had 7,436 customers representing Higher Education institutions, Continuing Education and K-12 districts and schools in more than 100 countries. As of December 31, 2022,Canvas is used by all Ivy League universities and we have customers in nearly all states. The majority of our academic customers implement Canvas widely within their institutions and across school districts, where applicable. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to an entity with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2022, no single customer represented more than 10% of our revenue.

Sales and Marketing

We sell our platform, applications and services primarily through a direct sales force with limited channel sales in international markets. As of December 31, 2022, our sales and marketing organization was comprised of 304 individuals. Our sales organization includes technical sales engineers who serve as experts in the technical aspects of our platform, applications and customer implementations. Many of our sales efforts require us to respond to request for proposals (“RFP”), particularly in the Higher Education space and to a lesser extent in K-12.

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation and sales support and promote brand awareness. Our specific marketing activities for lead generation include advertising in trade publications, campaigns, digital advertising, including search engine optimization and search engine marketing, display search, email, and referral marketing. Brand awareness activities include press relations in business, human resources, education publications and blogs, market specific advertising campaigns and speaking engagements, field events, and industry trade-shows and seminars. We also host InstructureCon, our annual user conference for current customers and prospects. InstructureCon 2022 was held virtually due to the remaining effects of the COVID-19 pandemic and more than 15,000 people attended.

Customer Success

Although our platform is easy to adopt and use, we believe strong customer support and services are essential for customer retention. We provide most post-sales customer support by phone or video conferencing, resulting in a more efficient and cost-effective business model for us and our customers. Our Customer Experience Team is global and consists of the following post-sales support and services:

•
Customer Success Management. Most customers have a Customer Success Manager or Customer Success Team that advocates for the customer’s needs and serves as first point of contact for questions and requests. The Customer Success Management Team learns about our enterprise and strategic customers’ vision and the role our platform will play, helps craft and execute plans to deploy and use the platform effectively, and provides regular updates throughout the customer’s experience with us to show them the return on their investment.
•
Implementation Services. We believe that a positive onboarding experience leads to more satisfied customers, longer customer relationships and greater lifetime value. Implementation includes standard training and consulting services that generally take between 30 and 90 days to complete, depending on customer-side preparedness, complexity and timelines. Regularly-scheduled, highly-structured implementation activities help customers use our platform fully and effectively from the start. Most interactions take place through video conferencing.
•
Training Services. Also critical to customer success is our customers’ comfort level with the features and functionality of our platform. We include standard training with every implementation and offer onsite and custom training for a fee. Training creates confidence among users that they can use our software effectively. We perform most training remotely by video conferencing.
•
Consulting Services. We offer custom application development, integrations, content services, technical and change management consulting services to boost customer adoption of our applications and drive usage of features and capabilities that are unique to Instructure. We believe this increases brand loyalty and lifetime value.
•
Instructional Design. Canvas experts with instructional design background and experience work with key stakeholders, local technology staff, and educators to develop and deepen the level of Canvas adoption in support of local goals and initiatives through exceptional course design practices.
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

From a technological perspective, we remain focused on implementing industry standards like 1EdTech™ Consortium's LTI, enabling Canvas to integrate with a broad spectrum of third-party solutions used by our customers.

Our partnership program invites third-party software, service and content providers, through a library of open APIs, to easily integrate with our applications and take advantage of value add services and events to enhance the partnership. This allows us to broaden and efficiently extend the functionality of our applications. As of December 31, 2022, we had more than 750 partners, including content providers, hardware providers, collaboration tools, publishers, and productivity tools.

Research and Development

Our product, customer success, and sales and marketing teams operate cross-functionally and regularly engage with customers, partners and industry analysts to understand customer needs and general industry trends to enhance our learning platform, existing applications and identify opportunities for new product innovations. Additionally, our research and education team analyzes user data and current online learning trends and collaborates with customers to inform learning platform and application development and growth into adjacent markets. Once improvements are identified, prioritized and resourced, the entire development organization works closely together to design, develop, test and launch new functionality and learning platform and application updates. We have made, and will continue to make, significant investments to strengthen our learning platform and existing applications, and expand the number of applications on our extendable learning platform that will benefit our customers and allow us to expand into new markets. As of December 31, 2022, 2021, and 2020, our research and development team was comprised of approximately 438, 367 and 306 employees, respectively, inclusive of contractors, which represented approximately 30%, 29% and 24%, respectively, of our global employee base.

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

As of December 31, 2022, we employed 1,466 people. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages. We have high employee engagement and consider our current relationship with our employees to be good.

Employee Learning and Development

We value our investment in growing and keeping a highly skilled and efficient workforce. In addition to permitting employees to seek education reimbursement, we offer career development opportunities and work experience programs that extend beyond the physical and virtual classroom. To do this, we utilize various learning modalities, such as live virtual and in-person learning experiences, on-demand e-learning, self-service courses, learning communities, and coaching engagements.

The Pulse of Our Workforce

Multiple times per year, we conduct company-wide employee surveys to help understand how employees feel about working at Instructure and what we can do to improve their experience. Our surveys help us measure company, manager, and personal experience over time. These surveys are designed to invite feedback and actional suggestions, inform decisions, and drive change across the company.

Health and Well-being

Our health and well-being programs are designed to give employees a choice of flexible benefits to help them reach their personal goals. Our programs are tailored to help boost employee physical and mental health, create financial peace of mind, provide support for families, and help employees build a strong community.

Compensation and Benefits

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales incentives, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners in the company and committed to our long-term success.

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
•
a robust (1.7 million) user community; and
•
pricing.

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

Data Privacy and Security Laws

Data privacy and security with respect to the collection of personal identifiable information (“PII”) continues to be the focus of worldwide legislation and regulation. We are subject to data privacy and security regulation by regulatory authorities in the U.S. (including the states in which we conduct our business) and in other countries.

In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. For example, the California Consumer Privacy Act (“CCPA”), imposes a number of privacy and security obligations on companies who process PII of California residents. Additionally, the California Privacy Rights Act (“CPRA”), which became effective in 2023, significantly modified the CCPA, and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. Moreover, Connecticut, Colorado, Virginia and Utah have each enacted comprehensive privacy laws that become effective at various times in 2023. These and other future laws may impose limits on the collection, distribution, use and storage of student PII. Federal laws are also under consideration that may create additional compliance obligations and penalties. In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation (“GDPR”) and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. The GDPR has extra-territorial reach and has a significant impact on “data controllers” and “data processors” either with an establishment in the EU, or which offer goods or services to EU data subjects or monitor EU data subjects’ behavior within the EU. The GDPR (as it existed on December 31, 2020) has been retained in U.K. law as the “U.K. GDPR” which applied in the U.K. from January 1, 2021 and results in dual regimes for organizations doing business in both the EU and the U.K. The GDPR imposes restrictions on the transfer of PII from within the European Economic Area (“EEA”) (or U.K.) to jurisdictions outside of the EEA (or U.K.) which are deemed to offer protection to PII, such as the U.S., unless a valid transfer mechanism is in place or a limited derogation from the restriction applies. Data Protection Commissioner v Facebook Ireland Limited, Maximillian Schrems (Case C-311/18) (“Schrems II”) (i) invalidated one such transfer mechanism, the Privacy Shield, (ii) upheld the European Commission’s Standard Contractual Clauses (“SCCs”) as a valid transfer mechanism, but (iii) provided that compliance with the SCCs must be closely monitored and the data exporter relying on them must perform a case-by-case assessment as to whether the laws of the country of importation provide adequate protection for PII. The GDPR introduced significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of data protection rules. We have adopted additional mechanisms to assist with ongoing GDPR compliance and continue to actively monitor updates in relation to the applicability of the GDPR and U.K. GDPR to our business; and our compliance with such legislation. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII.

Additional legislation regarding privacy and security in the EU is expected in the form of the European Commission’s ePrivacy Regulation which aims to reinforce trust and security in the digital single market by updating the legal framework regarding the “right to a private life” for users of electronic communications. Negotiations regarding the content of the ePrivacy Regulation are still ongoing.

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

Seasonality

Our business is subject to seasonal fluctuations. A significant portion of our contracts have terms that coincide with our academic customers’ typical fiscal year-end of June 30. Historical experience has shown an increase in new and renewed contracts as well as anniversary billings, all of which immediately precede the beginning of our customers’ typical fiscal year-end.

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

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.instructure.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Summary of Risk Factors

There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. You should carefully consider all of the information presented in this section “Risk Factors.” Some of the principal risks related to our business include the following:

•
Risks associated with the continued economic uncertainty, including record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession and reduced spending or suspension of investment in new or enhanced projects.
•
We experienced increased customer acquisitions and renewals as a result of the COVID-19 pandemic and such increases in customer acquisitions and renewals may not be sustained or may reverse over time or at any time.
•
The increased adoption and use of our platform that begun with the COVID-19 pandemic may result in interruptions, delays, or outages, increased customer interactions and waiting times, and increased variable costs, any of which could harm our business, financial condition and results of operations.
•
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.
•
We have a history of losses, and we do not expect to be profitable for the foreseeable future.
•
Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their contracts with us, or if we are unable to expand sales to our existing customers or develop new products that achieve market acceptance.
•
If the markets for our applications develop more slowly than expected, our growth may slow or stall.
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

Risks Related to Economic Events and COVID-19

Our results could be affected by continued economic uncertainty, an economic slowdown or a recession.

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing risk of recession. Concerns about the systemic impact of a potential widespread recession (in the U.S. or internationally) or geopolitical issues have lead to increased market volatility and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers, reduced enrollments, and pressure on tuition rates and collection thereof. Prolonged economic slowdowns may result in customers delaying or canceling IT projects or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms or defaulting on payments due on existing contracts or not renewing at the end of existing contract terms. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.

Even though as of December 31, 2022, our pipeline of new contracts and cross-sell opportunities remained healthy and state budgets for digital transformation projects were robust with approximately 70% of the Elementary and Secondary School Emergency Relief fund yet to be invested according to the Department of Education, record teacher retirements and strained capacity began slowing decision-making and impacted K-12 sales cycles. We have not experienced material adverse impacts to our results of operations, but there is no guarantee that worsening of economic conditions will not result in reduced K12 or higher education spend or a delay or suspension of investment in new or enhanced projects.

In addition, during 2022, the U.S. dollar strengthened against foreign currencies. The U.S dollar may continue to strengthen against foreign currencies as the U.S. Federal Reserve further raises the federal funds interest rate, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 3.25% as of December 31, 2021 to 6.12% as of December 31, 2022, impacting our cost of debt. These items have not had a material impact on our results of operations to date.

A severe or prolonged economic downturn, including a recession or depression, could impact our customer spending and as a result, impact our business, including our revenues and our ability to raise additional capital when needed on favorable terms or at all. We cannot anticipate the impact of the current economic environment on our business and any of the foregoing could materially harm our business. Nevertheless, if economic conditions worsen or a recession occurs, our business, operations and financial results could be materially adversely affected.

Our new customer acquisition and expansion and customer renewals increased as a result of the COVID-19 pandemic and such increases in customer acquisitions and renewals may not be sustained or may reverse over time or at any time.

We experienced significant increases in customer acquisition and expansion and customer renewals as a result of the COVID-19 pandemic, particularly as it related to statewide implementations of our learning platform. You should not rely on the increase in customer acquisitions and renewals experienced during the height the COVID-19 pandemic as an indication of our future performance. Many factors may contribute to declines in our acquisitions of customers and customer renewals in future periods, including if there is slowing demand for our learning platform, as a result of macroeconomic conditions or a potential recession. If our growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

The continued increased use of our platform that begun with the COVID-19 pandemic has resulted in increased customer interactions and wait times, and may result in interruptions, delays, or outages in our learning platform, which could result in breach of our standard customer agreements, our performance guarantees and service level standards thereunder; and will result in increased variable costs, all of which could harm our business financial condition and results of operations.

The usage and adoption of our learning platform increased as a result of the COVID-19 pandemic and customer interactions and wait times for our customers increased accordingly. If our customer support teams are unable to keep up with the increased demands of our customers, customers may experience delays or interruptions in service, which could result in the breach of our standard customer agreements including performance guarantees and service level standards that obligate us to provide credits in the event of a significant disruption in our platform.

We rely upon AWS to operate certain aspects of our services and if our arrangement with AWS is unable to keep up with our increased needs for capacity, particularly in light of the increased adoption and usage of our platform that begun with the pandemic, we will need to adapt our arrangement with AWS to meet such increased demand. As a result of our AWS usage demands increasing, we experienced higher variable costs. If such higher variable costs continue to increase, they may disproportionately affect our flat fee arrangements and further be disproportionate to any fee increases for our services, which may harm our business, financial condition, and operating results. As our customers transitioned back to the classroom, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, has come down from peak pandemic levels, but remains significantly higher than pre-pandemic levels.

Health pandemics or epidemics, including the ongoing COVID-19 pandemic could materially adversely affect our business and prospects.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, the evolution of which continues to be uncertain. As a result of COVID-19, we incurred increased costs for our operations; performed our operations remotely; experienced difficulty in recruiting personnel; were subject to the risk that our suppliers, system integrators and channel partners could experience delays or interruptions in their ability to provide services to us or our customers; and were subject to the risk that the systems of third parties that we rely on for certain critical inputs to our business and learning platform, such as data centers and technology infrastructure, could be interrupted. A resurgence of COVID-19 or the outbreak of another health pandemic or epidemic could disrupt our business and could have a negative impact on our revenue, cash flows and results of operations.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.

We have incurred net losses of $34.2 million, $88.7 million, $178.0 million, and $22.2 million, for the years ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period, respectively. We had an accumulated deficit of $300.9 million at December 31, 2022. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

If the markets for our applications develop more slowly than we expect, our growth may slow or stall as demand for our learning platform reduces, and our operating results would be harmed.

The markets for learning platforms are still evolving, and we depend on continued growth of these markets. In particular, we do not know whether the trend of adoption of cloud applications and infrastructure we have experienced with our academic customers in the past will continue in the future. To date, we have derived a substantial majority of our revenue from Canvas. A critical factor for our continued growth is our ability to sell our learning platform to new customers in Higher Education and K-12. The adoption trend for our academic customers is subject to influence from federal, state and local policymakers. We will continue to incur substantial operating costs, particularly in sales and marketing and research and development, in attempting to develop these markets. If the market for our learning platform does not develop as we anticipate, or does not continue to grow, or grows more slowly than we expect, our operating results would be harmed.

We have also benefited from the accelerated adoption of remote learning as a result of the COVID-19 pandemic and have therefore experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. The accelerated remote learning trend has eased and the COVID-19 pandemic continues to taper. To the extent these trends continue to slow or reverse, our sales and profitability would be adversely affected.

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

Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We intend to expand by continuing to make acquisitions that could be material to our business. We have completed seven acquisitions since 2017 and our ability as an organization to successfully acquire and integrate technologies or businesses is limited. Acquisitions involve many risks, including the following:

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

As of December 31, 2022, we had approximately $271.0 million and $376.0 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that if unused will begin to expire in 2036 for federal purposes and 2022 for state tax purposes. Unused federal net operating loss carryforwards for the tax year ended December 31, 2017 and prior years could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal net operating losses incurred after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses after 2020 is limited to 80% of current year taxable income in any given year. The CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carryforwards generated after December 31, 2017 and carried forward to taxable years beginning after December 31, 2020 are subject to the 80% limitation. Also, under the CARES Act, net operating losses arising in 2018, 2019 and 2020 can be carried back 5 years. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

In order to continue to increase the number of customers and market share of our platform and applications, we will need to continue to develop our sales and marketing operations, including our domestic and international sales force. We expect to continue dedicating significant resources to sales and marketing programs for the foreseeable future. The effectiveness of our inbound sales and marketing has varied over time and may vary in the future. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

Entry into certain joint ventures, platform partnerships, or strategic alliances now or in the future, particularly if entered into with a current and future competitor, may be subject to government regulation, including review by U.S. or foreign government entities, or restrict our operations. If a joint venture or similar arrangement were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. Additionally, in the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement.

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

We are consistently exploring measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of our expense reduction plan. For example, in 2020 we began restructuring our mix of onshore and offshore research and development through a variety of initiatives, including moving a portion of our development efforts to Budapest, Hungary. Also in 2020, we simplified our organizational design and aligned the organization with our sole focus on serving education, eliminating low ROI program expenses, and closing and consolidating facilities internationally and within the United States. We expect to continue to take measures to improve our profitability and cash flows from operating activities. However, there can be no assurance that the cost control measures will be successful. In addition, these and any future spending reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems, and resources.

Our business outside the U.S. exposes us to risks associated with international operations.

In 2022, 21% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil, and Budapest, Hungary. Our international efforts strategy focuses on the United Kingdom (the “U.K.”), the Nordics, Australia, and New Zealand, and is expected to be bolstered in the future in growing markets such as the Benelux region, Spain, Singapore, Philippines, and Brazil. Our current international operations and future initiatives involve a variety of risks, including:

•
more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union (the “EU”) and the U.K.;
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
•
likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the U.K. Bribery Act 2010, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries; and

•
adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

Further, we have recently experienced significant changes to our executive leadership team. In 2022, we named a new President and Chief Operating Officer. This type of management change has the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with vital institutional knowledge, experience and expertise, which could result in significant disruptions to our operations. In addition, changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business.

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

Additionally, if our arrangement with AWS is unable to keep up with our increased needs for capacity, customers may experience delays or interruptions in their use of our learning platform. We plan to continue adapting our arrangement with AWS to meet increased demand, but we may be unable to do so in a timely manner. As our AWS usage demands increase, we will experience higher variable costs and such higher variable costs may disproportionately affect our flat fee arrangements and further be disproportionate to any fee increases for our services, which may harm our business, financial condition, and operating results. We utilize third-party data center hosting facilities operated by AWS, located in various sites within the states of Virginia, Ohio and Oregon. For international customers, we utilize third-party data center hosting facilities operated by AWS located in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia, Montreal, Canada and Singapore.

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

Use of our learning platform involves the storage, transmission and processing of our customers’ data, including personal or identifying information regarding their students or employees. Our systems that house this data are potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, due to the COVID-19 pandemic, substantially all of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. Cyber-attacks and other accidental or malicious internet-based activities continue to increase generally, and cloud-based platform providers of software and services have been targeted by bad actors. If any unauthorized access to or security breaches of our platform or applications, or those of our service providers, occurs, or is believed to have occurred, such an event or perceived event could result in the loss of or unauthorized processing of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

In addition, if customers believe that our platform and applications do not provide adequate security for the storage of personal or other sensitive or confidential information or the transmission of such information over the internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform and applications for activities that involve personal or other sensitive or confidential information.

Although we maintain liability insurance for liabilities incurred as a result of some security and privacy incidents and damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. In the U.S., the SEC has proposed rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Any failure or perceived failure by us to comply with these laws may subject us to significant regulatory fines and private litigation, any of which could harm our business.

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

Privacy and information security are significant issues in the U.S. and the other jurisdictions where we offer our learning platform. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The education technology community has been the subject of particular scrutiny. For instance, in 2019, a letter was circulated by certain members of the U.S. Senate to various educational technology companies, including us, reiterating its concerns about the amount of data being collected regarding students and the potential safety and security risks to children. Our handling of data is subject to a variety of laws and regulations, including laws and regulations enforced by various government agencies, such as the FTC and various federal, state, local and foreign agencies. We collect PII and other data from our employees, customers and users. We use this information to provide services to our customers and users and to operate, support, expand and improve our business. We may also share customers’ or users’ PII with third parties as allowed by applicable law and agreements, as authorized by the customer, or as described in our privacy policies.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use storage and other processing of PII. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use, dissemination, processing and security of data. Furthermore, many states have enacted laws that apply directly to the operators of online services that are intended for Higher Education and K-12 purposes or are proposing legislation to mandate privacy and data security obligations on the collection, use, disclosure, processing and security of PII generally. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), which went into effect in January 2023, impose a number of additional privacy and security obligations on companies who collect, use, disclose or otherwise process PII of California residents. The law broadly defines PII, gives California residents expanded privacy rights, allows consumers to opt out of certain data sharing with third parties, and provides for civil penalties for violations, and includes a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Similarly, the states of Connecticut, Colorado, Virginia and Utah have enacted comprehensive privacy laws that go into effect at different times in 2023. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation (the “GDPR”) introduced new and enhanced data protection requirements throughout the EU and significant penalties of up to the greater of 4% of worldwide turnover or €20 million for violations of data protection rules. The GDPR notably has extra-territorial reach and has a significant impact on ‘data controllers’ and ‘data processors’ either with an establishment in the EU, or which offer goods or services to EU data subjects or monitor EU data subjects’ behavior within the EU. As GDPR enforcement evolves, we may find it necessary to establish systems to maintain EU-origin data in the European Economic Area (the “EEA”), or to amend agreements with our customers which may involve substantial expense and distraction from other aspects of our business. In addition, data protection authorities in each member state of the EU have the ability to interpret certain aspects of the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Ongoing implementation of the GDPR could require us to change certain business practices and result in increased costs. Further, the EU’s draft proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), which remains under debate, would alter rules on third-party cookies, web beacons and similar technologies, and significantly increase penalties for non-compliance. The ePrivacy Regulation is unlikely to come into effect before the end of 2023, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business.

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

Additionally, the Court of Justice of the European Union (the “CJEU”), in its landmark judgment in Schrems II, invalidated the EU-U.S. Privacy Shield with immediate effect, but upheld the European Commission’s standard contractual clauses (“SCCs”) as a means for legitimizing the transfer of PII by U.S. companies doing business in the EU from the EEA to the U.S. While the use of SCCs was upheld, the CJEU held that compliance with the SCCs must be closely monitored by parties and the data exporter relying on them must perform a case-by-case assessment as to whether the laws of the country of importation of personal data provide adequate protection, as under EU data protection laws. The decision in Schrems II has impacted our current and planned business activities which involve transfers of PII outside of the EEA (both intra-group and to third parties) and requires ongoing monitoring of the latest legal and regulatory developments and as such, may involve compliance costs to address any changes required. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the uncertainty around the legality of cross-border data transfer methods on which we rely. Ongoing legal challenges to the SCCs may render either or both methods invalid or could result in further limitations on the ability to transfer data across borders. Additionally, certain countries have passed or are considering passing laws requiring local data residency, and two new SCCs with revised set of clauses were published June 4, 2021.

Although we endeavor to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving, particularly in our industry, and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our learning platform. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in liability to us, damage our reputation, inhibit sales, and materially adversely affect our business.

We also expect that this will continue to be a point of focus for legislation and there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. and globally, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use, disclose or process information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. If we fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.

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

The Family Educational Rights and Privacy Act (“FERPA”) generally prohibits educational institutions that receive federal funding from disclosing PII from a student’s education records without the student’s consent. Through our learning platform, our customers and users disclose to us certain information that may originate from or comprise a student education record, as the term is defined under FERPA. As an entity that provides services to institutions, we are often subject to contractual clauses that impose restrictions derived from FERPA on our ability to collect, process, transfer, disclose, and store student data. If we violate our obligations to any of our educational institution customers relating to the privacy of student records subject to FERPA, such a violation could constitute material breach of contract with one or more of our customers and could harm our reputation and business. Further, in the event that we disclose student information in a manner that results in a violation of FERPA by one of our educational customers, the U.S. Department of Education could require that customer to suspend our access to the customer’s student information that is covered under FERPA for a period of at least five years.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA, as modified by the CARES Act, enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the TCJA, the CARES Act, the Inflation Reduction Act (the “IRA”) or other tax legislation may affect us, and certain aspects of any such tax legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA, the CARES Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our learning platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our learning platform. Any or all of these events could harm our business and operating results.

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

We are subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees, including as a result of actions taken by us in response to the COVID-19 pandemic. Litigation, regardless of merit, could result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

As a recent public company, we incur legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue establishing the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As a prior reporting company, the framework of our system and processing documentation is established; however, we continue to update as necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. If, during the evaluation and testing process, we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm is also required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. It is possible that our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

As of December 31, 2022 and December 31, 2021, we had total current and long-term indebtedness outstanding of approximately $496.3 million and $500.0 million, respectively, in term loans and unamortized debt issuance costs of $5.8 million and $6.7 million, respectively. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Interest rates under the 2021 Credit Agreement are based partly on the London interbank offered rate (“LIBOR”). LIBOR is currently expected to be phased out by the middle of 2023. The U.S. Federal Reserve is publishing a Secured Overnight Funding Rate to serve as an alternative reference rate to LIBOR. There can be no assurance that the application of, or transition to, SOFR or any other alternative reference rate will not increase our interest expense or will not introduce operational risks in our accounting or financial reporting and other aspects of our business. Further, we may need to renegotiate our agreements or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Substantially all of our borrowings, including borrowings under our Senior Secured Credit Facilities, bear variable rates of interest. An increase in prevailing interest rates would increase our debt service obligations, which would have a negative impact on our net income and cash flows, including cash available for servicing our indebtedness. As of December 31, 2022, these interest rates have not had a material effect on our financial condition and cash flows.

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

As of December 31, 2022, Thoma Bravo held approximately 85.4% of the voting power of our outstanding common stock, which means that, based on its percentage voting power, Thoma Bravo controls the vote of all matters submitted to a vote of our stockholders. This control enables Thoma Bravo to control the election of the members of our board of directors (the “Board”) and all other corporate decisions. Even when Thoma Bravo ceases to control a majority of the total voting power, for so long as Thoma Bravo continues to own a significant percentage of our common stock, Thoma Bravo will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Thoma Bravo will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Thoma Bravo continues to own a significant percentage of our common stock, Thoma Bravo will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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
•
provide that, at any time when Thoma Bravo controls, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least sixty-six and two-thirds percent (66 2⁄3%) in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•
prohibit stockholder action by written consent from and after the date on which Thoma Bravo controls, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;

•
provide that for as long as Thoma Bravo controls, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our stockholders will require the affirmative vote of a majority in voting power of the outstanding shares of our capital stock and at any time when Thoma Bravo controls, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our stockholders will require the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2⁄3%) in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•
establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, at any time when Thoma Bravo controls, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to Thoma Bravo.

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

The price of our common stock could decline if there are substantial sales of shares of our common stock, particularly sales by our directors, executive officers and significant stockholders, if there is a large number of shares of our common stock available for sale, or if there is a perception that these sales could occur. As of December 31, 2022, there were 142,917,080 outstanding shares of common stock. All of the shares of common stock sold in our IPO are available for sale in the public market. In addition, we have also registered shares of common stock in connection with our equity compensation plans, these shares can be freely sold in the public market upon issuance. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of slowing economy or recession, or periods of economic uncertainty. This market volatility, as well as general economic, market or political conditions, could subject the market price of our common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our common stock may fluctuate in response to various factors, including:

•
adverse macroeconomic conditions, including heightened inflation, increased interest rates, and an economic downturn that could affect IT spending;
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

This Annual Report on Form 10-K includes estimates of the addressable market for our learning platform. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate as a result of carious factors, including the economic uncertainty. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The addressable market we estimate may not materialize for many years, if ever, and even if the markets in which we compete meet the size estimates and growth forecasted herein, our business could fail to grow at similar rates, if at all.

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

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, and other market participants. Regulatory requirements related to ESG have been issued in the EE, its Member States and other countries, particularly with respect to climate change, emission reduction and environmental stewardship. In the U.S., amongst other regulatory efforts, in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement and in March 2022, the SEC proposed rules that would require public companies to disclose certain climate-related information in periodic filings with the SEC. We expect regulatory requirements related to ESG matters to continue to expand globally and increase our costs of compliance. We risk damage to our brand and reputation, impacts to our ability to secure government contracts, or limited access to capital markets and loans if we fail to adapt to, or comply with, investor, lender, customer or other stakeholder expectations and standards and potential government regulation with respect to ESG matters, including in areas such as diversity and inclusion, environmental stewardship, support for local communities and corporate governance and transparency.

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

On January 6, 2023, the Court dismissed the plaintiff's complaint in full.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “INST” on July 22, 2021.

Holders

As of February 13, 2023, there were approximately 96 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Comparison of Cumulative Total Return
$130
$120
$110
$100
$90
$80
$70
$60
7/22/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
INST
S&P 500
S&P 1500 Application Software Index

Sales of Unregistered Securities

None.

Issuer Purchase of Equity Securities

The number and average price of shares purchased in each fiscal month of the fourth quarter during the year ended December 31, 2022 are as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	74,873	25.89	—	—
Total	74,873	$25.89	—	$—
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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12, with 7,436 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through our earlier acquisitions to add online skills portfolio capabilities for Higher Education students and assessment and analytics capabilities. More recently, we acquired Eesysoft (rebranded to “Impact by Instructure” subsequent to acquisition, or “Impact”) to allow educators to evaluate the impact education technologies have on student engagement and outcome, Kimono LLC (rebranded to “Elevate Data Sync” subsequent to acquisition) to secure data syncing capabilities across applications within a school environment, Concentric Sky, the maker of Badgr, (rebranded to “Canvas Credentials” subsequent to acquisition) to empower institutions to help learners navigate their personal learning journeys through stackable digital credentialing technology that allows them to carry proof of their academic achievements and skills development, and LearnPlatform to empower educational organizations to evaluate and manage ongoing usage and effectiveness of digital learning products. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows.

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

Subscription revenue is derived from customers using our learning platform and is driven primarily by the number of customers, the number of users at each customer, and the price of our applications. Support revenue is derived from customers purchasing additional support beyond the standard support that is included in the basic SaaS fee. We sell annual and multi-year contracts, which typically vary in length between one and five years. Subscriptions and support are non-cancelable and are billed in advance on an annual basis. Subscription and support revenue represented 91% of total revenue for 2022.

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

As of December 31, 2022, we had 7,436 customers representing Higher Education institutions and K-12 districts and schools in more than 100 countries, compared to 6,908 customers in more than 100 countries as of December 31, 2021. Our customers include State Universities of California, Florida, and Utah, all of the Ivy League universities, the entire Higher Education systems for Sweden and Norway, many of the largest K-12 systems in the U.S., and international K-12 systems. We continue to see growth opportunities in the K-12 market and have made incremental investments in the assessments space, which we expect to represent a meaningful portion of our business moving forward. We also continue to expand our international business, evidenced by our acquisition of Impact, which we believe will be an important factor in our continued growth. In 2022, revenue derived from outside of the U.S. increased 24% on a year-on-year basis, driven primarily by increases in demand across Western European, Asia-Pacific, and Latin American markets.

The majority of our academic customers implement Canvas widely within their institutions and across school districts, where applicable. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to an entity with multiple subsidiaries or divisions, universities, or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2022, no single customer represented more than 10% of our revenue.

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

Take-Private Transaction

On March 24, 2020, we were acquired in an all-cash Take-Private Transaction by Thoma Bravo. The Take-Private Transaction was accounted for in accordance with ASC 805 (Business Combinations) and Instructure Parent, LP was determined to be the accounting acquirer. For accounting purposes, management has designated the Acquisition Date as March 31, 2020, as the operating results and change in financial position for the intervening period is not material. In the accompanying consolidated financial statements, references to Predecessor refer to the results of operations and cash flows of Instructure, Inc. prior to and including March 31, 2020. References to Successor refer to the consolidated financial position of Instructure Holdings, Inc. as of December 31, 2020, and all subsequent periods. The Successor period also includes the results of operations and cash flows of the business acquired in the Take-Private Transaction for the period from April 1, 2020 to December 31, 2020. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the application of acquisition accounting in the Successor financial statements as of March 31, 2020, as further described in Note 1—Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements.

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

Impacts of Macroeconomic Conditions, COVID-19 Update, Trends

Adverse macroeconomic conditions, including but limited to heighted inflation, slower economic growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in supply chain could impact our business and customer spending. Certain of our customers may be negatively impacted by these events.

We believe that the COVID-19 pandemic accelerated adoption of our learning platform, which we expect will continue to generate additional opportunities for us in the future.

In 2022, we continued to experience high usage on our learning platform, even as North American K-12 students have returned to the classroom on a full-time basis. Since our customers have transitioned back to the classroom, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, has come down from peak pandemic levels. However, our customers continue to embrace remote learning platforms and demand for our products remains significantly higher than pre-pandemic levels. These factors have generated a positive impact to our gross margin.

As of December 31, 2022, our pipeline of new contracts and cross-sell opportunities remained healthy and state budgets for digital transformation projects were robust with approximately 70% of the Elementary and Secondary School Emergency Relief (“ESSER”) fund yet to be invested according to the Department of Education. However, record teacher retirements and strained capacity began slowing decision-making and impacted K-12 sales cycles. We expect this dynamic to be temporary, and to date, have not experienced material adverse impacts to our results of operations.

During 2022, the U.S. dollar strengthened against foreign currencies. The U.S dollar may continue to strengthen against foreign currencies as the U.S. Federal Reserve further raises the federal funds interest rate, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 3.25% as of December 31, 2021 to 6.12% as of December 31, 2022, impacting our cost of debt. These items have not had a material impact on our results of operations to date.

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

Number of Customers

We evaluate the number of customers who use our products to measure and monitor the growth of our business and the success of our sales and marketing activities. We believe that the growth of our customer base is indicative of our revenue growth potential. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to an entity with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. We had 6,095, 6,908, and 7,436 customers contracted to use our platform as of December 31, 2020, 2021, and 2022, respectively. The increase in customers from December 31, 2020 to December 31, 2021 was primarily driven by the continued effects of COVID-19 pandemic and the accelerated need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets. The increase in customers from December 31, 2021 to December 31, 2022 was primarily driven by the continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Net Revenue Retention Rate; Gross Revenue Retention Rate

Our net revenue retention rate calculation begins with a customer cohort base as of a given month in the immediately preceding year and compares the ARR for that same cohort group in that given month for the current year. We calculate our net revenue retention rate by dividing the ARR obtained from a particular customer cohort in a given month by the ARR from that same customer cohort from the same month in the immediately preceding year. If a customer has any ARR in a given month, such customer is included in a “customer cohort.” This calculation contemplates all changes to ARR for the designated customer cohort, which includes customer terminations and non-renewals, customer consolidations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was 117%, 109% and 106% as of December 31, 2020, 2021 and 2022, respectively.

We calculate gross revenue retention rate by subtracting downgrades and cancellations over a 12-month period from ARR at the beginning of the corresponding 12-month period for a particular customer cohort and dividing the result by the ARR from the beginning of the same 12-month period. Our gross revenue retention rate was 96%, 95% and 94% at December 31, 2020, 2021 and 2022, respectively.

The most significant positive drivers of changes in our net revenue retention rate each year have historically been our ability to up-sell or cross-sell new solutions or additional licenses to our existing customer base and secure multi-year contracts containing periodic pricing term increases.

Remaining Performance Obligations (“RPO”)

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

RPO was $569.0 million, $698.0 million and $760.1 million as of December 31, 2020, 2021 and 2022, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long-term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during a particular period.

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

Cost of Revenue

Cost of subscription and support revenue consists primarily of the costs of our cloud hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to IT. Our acquired technology is amortized over the estimated useful life, which is five years.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, travel, bonuses and stock-based compensation, as well as allocated overhead costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon user conference, acquisition-related amortization expenses and allocated overhead costs. We defer and amortize on a straight-line basis sales commission costs related to acquiring new contracts over a period of benefit that we have determined to be generally four years. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven years. The trade names acquired are amortized over the estimated useful lives ranging from one to ten years.

Research and Development. Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new applications, features and adding incremental functionality to our platform. We amortize these costs to subscription and support cost of revenue in the consolidated statements of operations and comprehensive loss over the estimated life of the new application or incremental functionality, which is generally three years.

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

Other Income (Expense), net

Other income (expense), net consists primarily of interest income, interest expense, and the impact of foreign currency transaction gains and losses. Interest expense is related to fees incurred to have access to our credit facilities. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

Income Tax Benefit (Expense)

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at December 31, 2022 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, domestic valuation allowances recorded, and the benefit related to foreign tax rate changes.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
(dollars in thousands)	2022	2021	2020	2020
Revenue:
Subscription and support	$430,661	$367,781	$209,148	$65,968
Professional services and other	44,533	37,580	21,525	5,421
Total revenue	475,194	405,361	230,673	71,389
Cost of revenue:
Subscription and support(1)(2)(3)	146,546	148,923	108,603	19,699
Professional services and other(1)(3)	25,748	20,942	15,547	4,699
Total cost of revenue	172,294	169,865	124,150	24,398
Gross profit	302,900	235,496	106,523	46,991
Operating expenses:
Sales and marketing(1)(2)(3)	181,744	162,544	125,650	27,010
Research and development(1)(3)	77,189	63,771	51,066	19,273
General and administrative(1)(3)	60,447	54,911	62,572	17,295
Impairment on held-for-sale goodwill(3)	—	—	29,612	—
Impairment on disposal group(3)	—	1,218	10,166	—
Total operating expenses	319,380	282,444	279,066	63,578
Loss from operations	(16,480)	(46,948)	(172,543)	(16,587)
Other income (expense):
Interest income	1,679	29	49	313
Interest expense	(24,595)	(50,360)	(50,921)	(8)
Other income (expense), net(3)	(2,978)	(2,695)	1,510	(5,738)
Loss on extinguishment of debt	—	(22,424)	—	—
Total other income (expense), net	(25,894)	(75,450)	(49,362)	(5,433)
Loss before income tax benefit (expense)	(42,374)	(122,398)	(221,905)	(22,020)
Income tax benefit (expense)	8,132	33,719	43,924	(183)
Net loss	$(34,242)	$(88,679)	$(177,981)	$(22,203)

(1) Includes stock-based compensation as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
(dollars in thousands)	2022	2021	2020	2020
Cost of revenue:
Subscription and support	$1,348	$899	$1,020	$301
Professional services and other	1,742	959	687	285
Sales and marketing	11,050	6,936	7,580	1,977
Research and development	11,467	6,943	9,903	1,874
General and administrative	14,172	10,048	30,972	2,672
Total stock-based compensation	$39,779	$25,785	$50,162	$7,109

(2) Includes amortization of acquisition-related intangibles as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
(dollars in thousands)	2022	2021	2020	2020
Cost of revenue:
Subscription and support	$63,386	$62,060	$44,167	$1,293
Sales and marketing	73,324	71,934	51,143	1,293
Total amortization of acquisition-related intangibles	$136,710	$133,994	$95,310	$2,586

(3) Includes transaction costs, sponsor costs, impairment charges, other non-recurring costs, and effects of foreign currency transaction gains and losses costs as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
(dollars in thousands)	2022	2021	2020	2020
Cost of revenue:
Subscription and support	$168	$2,132	$2,235	$—
Professional services and other	127	913	902	66
Sales and marketing	2,007	2,671	7,395	556
Research and development	3,954	4,041	4,760	1,273
General and administrative	6,749	10,589	11,889	6,465
Impairment on held-for-sale goodwill	—	—	29,612	—
Impairment on disposal group	—	1,218	10,166	—
Other income (expense), net	(2,514)	(1,916)	1,510	(5,757)
Total costs for transaction, sponsor, impairment, other non-recurring, and foreign currency gains and losses	$15,519	$23,480	$65,449	$14,117

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
(as a percentage of total revenue)	2022	2021	2020	2020
Revenue:
Subscription and support	91%	91%	91%	92%
Professional services and other	9	9	9	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	31	37	47	27
Professional services and other	5	5	7	7
Total cost of revenue	36	42	54	34
Gross profit	64	58	46	66
Operating expenses:
Sales and marketing	38	40	55	38
Research and development	16	16	22	27
General and administrative	13	14	27	24
Impairment on held-for-sale goodwill	—	—	13	—
Impairment on disposal group	—	—	4	—
Total operating expenses	67	70	121	89
Loss from operations	(3)	(12)	(75)	(23)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(5)	(12)	(22)	—
Other income (expense), net	(1)	(1)	1	(8)
Loss on extinguishment of debt	—	(6)	—	—
Total other income, net	(6)	(19)	(21)	(8)
Loss before income tax benefit (expense)	(9)	(31)	(96)	(31)
Income tax benefit (expense)	2	8	19	—
Net loss	(7)%	(23)%	(77)%	(31)%

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Subscription and support	$430,661	$367,781	$62,880	17%
Professional services and other	$44,533	$37,580	6,953	19
Total revenue	$475,194	$405,361	$69,833	17%

Subscription and support revenue increased $62.9 million for the year ended December 31, 2022. The increase in revenue is due to expanded use of our solutions, including among new and existing customers. For the year ended December 31, 2022, revenue from new customers increased by $39.0 million and revenue from existing customers increased by $23.9 million. International markets contributed 21% of the total revenue for the year ended December 31, 2022, an increase of $19.1 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $7.0 million for the year ended December 31, 2022. The increase is due to the expanded use of our solutions as discussed above.

Cost of Revenue and Gross Margin

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$146,546	$148,923	$(2,377)	(2)%
Professional services and other	25,748	20,942	4,806	23
Total cost of revenue	$172,294	$169,865	$2,429	1%
Gross margin percentage
Subscription and support revenue	66%	60%
Professional services and other	42	44
Total gross margin	64	58

Total cost of revenue increased $2.4 million for the year ended December 31, 2022. Total cost of revenue consists of employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue decreased $2.4 million for the year ended December 31, 2022 due to a decrease of $1.9 million related to exiting leased property, which occurred in the first quarter of 2021, and decreases in rent and related expenses of $0.2 million. Web hosting expenses and software license expenses decreased $2.6 million, systems and hardware costs decreased $1.3 million, and third-party consultants and contractors decreased $0.5 million. These decreases were offset by an increase in amortization of acquisition-related intangibles of $2.0 million, an increase in salaries, wages, and related benefits of $2.0 million, and an increase in other employee-related expenses, including travel, of $0.2 million.

Professional services and other cost of revenue increased $4.8 million for the year ended December 31, 2022 due to an increase in salaries, wages, and related benefits of $3.9 million, an increase in systems and hardware costs of $0.5 million, an increase in other employee-related expenses, including travel, of $0.4 million, an increase in third-party consultants and contractors of $0.5 million, an increase in software expenses of $0.2 million, and other insignificant increases of $0.1 million. These increases were offset by a decrease of $0.8 million related to exiting leased property, which occurred in the first quarter of 2021.

Operating Expenses

Sales and Marketing

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$181,744	$162,544	$19,200	12%

Sales and marketing expenses increased $19.2 million for the year ended December 31, 2022 due to an increase in salaries, wages, and related benefits of $7.9 million, commissions of $4.5 million, and stock-based compensation expense of $4.2 million. Additional increases included an increase in marketing expenses such as trade shows and partnerships of $1.0 million, other employee-related expenses, including travel, of $1.9 million, an increase in third-party software license costs of $0.5 million, an increase in third-party consultants and contractors of $0.1 million, an increase in acquisition-related intangibles of $1.4 million, and other insignificant increases of $0.2 million. These increases were offset by a decrease of $2.0 million related to exiting leased property, which occurred in the first quarter of 2021, and a decrease in systems and hardware expenses of $0.5 million.

Research and Development

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$77,189	$63,771	$13,418	21%

Research and development expenses increased $13.4 million for the year ended December 31, 2022 due to an increase in salaries, wages, related benefits of $2.8 million, stock-based compensation of $4.5 million, an increase in third-party consultants and contractors of $4.8 million, an increase in systems and hardware costs of $1.6 million, an increase in other employee-related expenses, including travel, of $0.6 million, an increase in third-party software license costs of $0.2 million, and an increase in office building rent of $0.2 million. These increases were offset by a decrease of $1.4 million related to exiting leased property, which occurred in the first quarter of 2021.

General and Administrative

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$60,447	$54,911	$5,536	10%

General and administrative expenses increased $5.5 million for the year ended December 31, 2022 due to an increase in salaries, wages, and related benefits of $2.5 million, and an increase in stock-based compensation of $4.0 million, which increases were offset by a decrease in bonuses of $1.7 million. General and administrative expenses also increased as a result of an increase in insurance expenses of $1.6 million, an increase in franchise and property taxes of $0.8 million, an increase in bad debt expense of $0.7 million, an increase of $0.5 million in systems and hardware costs, and increases in other employee-related expenses, including travel, of $0.3 million. These increases were offset by a decrease of $0.7 million related to exiting leased property, which occurred in the first quarter of 2021, and decreases in third-party consultants and contractors of $2.6 million.

Impairment on Disposal Group

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Impairment on disposal group	$—	$1,218	$(1,218)	(100)%

Impairment on disposal group decreased $1.2 million for the year ended December 31, 2022. The decrease is due to our decision to market and sell getBridge, LLC (“Bridge”), the Company’s corporate learning platform and wholly-owned subsidiary.

Other Expense, net

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other expense, net	$(25,894)	$(75,450)	$49,556	(66)%

Other expense, net decreased $49.6 million for the year ended December 31, 2022. The decrease in expense is due to a loss on extinguishment of debt of $22.4 million which occurred in the 2021, decreased interest expense of $25.8 million due to reduced interest rates on our Term Loan and Senior Term Loan, as well as the overall reduction in principal following our IPO and Refinancing, and an increase $1.7 million of interest income, offset by an increase in expense of $0.3 million related to the disposal of fixed assets.

Income Tax Benefit

	Successor
	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax benefit	$8,132	$33,719	$(25,587)	(76)%

Income tax benefit decreased $25.6 million for the year ended December 31, 2022. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The decrease in the income tax benefit was due to the 2022 reduction in pretax book loss, domestic valuation allowance recorded, and changes in foreign tax rates.

Year Ended December 31, 2021 Compared to the Successor 2020 Period and Predecessor 2020 Period

A discussion regarding our financial condition and results of operations for the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $190.3 million and $169.2 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Secured Credit Facilities and Credit Facilities, respectively (each as defined below). As of December 31, 2022 and December 31, 2021, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have historically financed our operations through cash received from operations, and in 2021, our IPO and the Refinancing (as defined below). We believe our existing cash and cash equivalents, our Senior Secured Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

Our material cash requirements from known contractual and other obligations primarily consists of our Senior Term Loan and operating facility lease obligations, including certain letters of credit. Expected timing of these payments are as follows:

	Total	Next 12 months	Beyond 12 months
(in thousands)
Senior Term Loan - principal	$496,250	$5,000	$491,250
Senior Term Loan – interest (1)	179,965	35,910	144,055
Operating facility lease obligations (2)	27,546	8,826	18,720
Total	$703,761	$49,736	$654,025
(1)
Interest payments that relate to the Senior Term Loan are calculated and estimated for the periods presented based on the expected principal balance for each period and the effective interest rate at December 31, 2022 of 6.12%, given that our debt is at floating interest rates. Excluded from these payments is the amortization of debt issuance costs related to our indebtedness.
(2)
As of December 31, 2022 and December 31, 2021, we had a total of $4.3 million and $4.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had deferred revenue of $289.4 million, of which $275.6 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2021, we had deferred revenue of $255.7 million, of which $240.9 million was recorded as a current liability.

The following table shows our cash flows for the year ended December 31, 2022, year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(in thousands)
Net cash provided by (used in) operating activities	$140,271	$105,143	$36,884	$(57,058)
Net cash provided by (used in) investing activities	(115,291)	15,228	(2,026,790)	14,871
Net cash provided by (used in) financing activities	(1,714)	(102,171)	2,082,156	(346)

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

The Credit Agreement required us to repay the principal of the Term Loan in equal quarterly repayments equal to 0.25% of the aggregate original principal amount of the Term Loan, reduced as a result of the application of prepayments. In connection with the Company’s IPO, the Company made a principal prepayment in August 2021 of $224.3 million on its outstanding Term Loan. In connection with the underwriters’ exercise of their over-allotment option in August 2021, the Company made an additional principal prepayment in August 2021 of $30.8 million on its outstanding Term Loan. The Company also incurred a 1.5% prepayment premium in conjunction with each principal prepayment.

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

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of December 31, 2022, we had no outstanding borrowings under our Senior Revolver.

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

As of December 31, 2022, we had outstanding borrowings of $496.3 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $4.3 million outstanding under letters of credit.

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash provided by operating activities during 2022 was $140.3 million, which primarily reflected our net loss of $34.2 million, offset by non-cash expenses that included $33.6 million of stock-based compensation, $141.2 million of depreciation and amortization, $1.2 million of amortization of deferred financing costs, and $3.7 million of other non-cash items. These amounts were offset by a decrease to deferred income taxes of $10.2 million. Working capital sources of cash included a net increase of $5.8 million in deferred revenue and accounts receivable primarily resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, a $5.9 million increase in prepaid expenses and other assets, and $4.9 million in right-of-use assets. These sources were partially offset by a decrease in accounts payable and accrued liabilities of $2.2 million, a decrease in deferred commissions of $0.6 million, a decrease in lease liabilities of $6.8 million, and a decrease in other liabilities of $1.8 million.

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

Net cash used in investing activities during 2022 was $115.3 million, consisting of our acquisitions of Canvas Credentials and LearnPlatform of $19.5 million and $89.5 million, respectively, and purchases of property and equipment of $6.3 million.

Net cash provided by investing activities during 2021 was $15.2 million, consisting of $46.0 million due to the sale of Bridge, which was offset by our acquisitions of Impact and Elevate Data Sync of $16.9 million and $9.7 million, respectively, and purchases of property and equipment of $4.3 million.

Financing Activities

Our financing activities have consisted of borrowings of long-term debt, capital contributions received from stockholders, repurchasing shares for tax withholdings on vesting of restricted stock, proceeds from issuance of our common stock, and selling our common stock from our IPO.

Net cash used in financing activities during 2022 was $1.7 million, which consisted of $5.3 million of shares repurchased for tax withholdings on vesting of restricted stock, $3.8 million of principal payments made on our Credit Facilities, offset by $7.3 million of proceeds from issuance of common stock from employee equity plans.

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

Year Ended December 31, 2021 Compared to the Successor 2020 Period and Predecessor 2020 Period

A discussion regarding our net cash provided by and used in operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenue, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

Identifying the performance obligations, allocation of the transaction price, and the period over which revenue is recognized requires judgment and the use of estimates by management. Any changes to our estimates could materially impact our revenue recognition.

Deferred Commissions

Deferred commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

We use the Black-Scholes option pricing model to determine the fair value of purchase rights issued to employees under our 2021 Employee Stock Purchase Plan (“2021 ESPP”). The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends. Any change to the stock-based compensation assumptions could have a material impact on our consolidated financial statements.

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
•
Expected Term. For the 2021 ESPP, we used an expected term of 0.6 years for the first offering period and used an expected term of 0.5 years for subsequent offering periods.
•
Volatility. For the first offering period, we estimated the price volatility factor based on the historical volatilities of our comparable companies as we did not have a sufficient trading history for our common stock. To determine our comparable companies, we considered public enterprise cloud-based application providers and selected those that were similar to us in size, stage of life cycle, and financial leverage. Beginning with the second offering period we began using the trading history of our own common stock to determine expected volatility.
•
Expected Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

Predecessor

For the Predecessor 2020 Period, we accounted for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation was recognized as an expense and measured at the fair value of the award. The measurement date for employee awards was generally the date of the grant. Stock-based compensation costs were recognized as expense over the requisite service period, which was generally the vesting period for awards, on a straight-line basis for awards with only a service condition. Forfeitures were accounted for as they occurred.

During the Predecessor 2020 Period, we used the Black-Scholes option pricing model to determine the fair value of stock options issued to our employees, as well as purchase rights issued to employees under our 2015 Employee Stock Purchase Plan (“2015 ESPP”). The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

These assumptions were estimated as follows:

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
•
Expected Dividend Yield. We did not pay and did not expect to pay dividends for the foreseeable future.

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

We performed a step zero qualitative analysis for our assessment of goodwill impairment for fiscal years 2022 and 2021. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of our reporting unit was less than its carrying amount. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for our reporting unit for fiscal years 2022 and 2021.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. With exception to the factors related to Bridge as discussed in Note 3—Acquisitions and Disposals, we did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal years 2022 and 2021.

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

We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Evaluating our uncertain tax positions, and determining our provision for (benefit from) income taxes are inherently uncertain and require making judgments, assumptions, and estimates.

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

The (provision for) benefit from income taxes includes the impact of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities that may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our (provision for) benefit from income taxes.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in Note 1—Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

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

Non-GAAP Operating Income

We define non-GAAP operating income as loss from operations excluding the impact of stock-based compensation, transaction costs, sponsor costs, impairment charges, other non-recurring costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact and Elevate Data Sync acquisitions that we do not believe are reflective of our ongoing operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Loss from operations	$(16,480)	$(46,948)	$(172,543)	$(16,587)
Stock-based compensation	39,779	25,785	50,162	7,109
Transaction costs (1)	9,123	9,090	11,896	4,879
Sponsor costs (2)	517	414	446	739
Impairment charges (3)	—	8,116	46,127	—
Other non-recurring costs (4)	3,365	3,944	8,490	2,742
Amortization of acquisition related intangibles	136,710	133,994	95,310	2,586
Fair value adjustment in connection with purchase accounting	868	9,322	22,751	—
Non-GAAP operating income	$173,882	$143,717	$62,639	$1,468
(1)
Represents expenses incurred with third parties as part of the Company's merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represent expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes impairment charges as follows:	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Impairment on Bridge held-for-sale goodwill	$—	$—	$29,612	$—
Impairment on Bridge disposal group	—	1,218	10,166	—
Impairment of leased properties	—	6,898	6,349	—
Total impairment charges	$—	$8,116	$46,127	$—

(4) Includes other non-recurring costs as follows:	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Professional services related to sale of Bridge	$—	$1,185	$867	$67
Loss on exit of leased properties	—	66	641	—
Contract modification fees	230	9	2,570	—
Employee severance	744	1,761	3,753	2,675
Workforce realignment costs	1,388	—	—	—
Other insignificant non-recurring costs	1,003	923	659	—
Total other non-recurring costs	$3,365	$3,944	$8,490	$2,742

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be an important measure because it measures the amount of cash we generate and reflects changes in working capital. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods indicated:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Net cash provided by (used in) operating activities	$140,271	$105,143	$36,884	$(57,058)
Purchases of property and equipment and intangible assets	(6,321)	(4,259)	(1,634)	(732)
Proceeds from disposals of property and equipment	43	53	81	19
Free cash flow	$133,993	$100,937	$35,331	$(57,771)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, transaction costs, sponsor costs, impairment charges, other non-recurring costs, effects of foreign currency transaction gains and losses, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact, and Elevate Data Sync acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Net Loss	$(34,242)	$(88,679)	$(177,981)	$(22,203)
Interest on outstanding debt and loss on debt extinguishment	24,591	72,775	50,921	—
Provision (benefit) for taxes	(8,132)	(33,719)	(43,924)	183
Depreciation	4,491	3,713	3,630	2,982
Amortization	7	7	7	35
Stock-based compensation	39,779	25,785	50,162	7,109
Transaction costs (1)	9,123	9,090	11,896	4,878
Sponsor costs (2)	517	414	446	739
Impairment charges (3)	—	8,116	46,127	—
Other non-recurring costs (4)	3,365	3,944	10,333	6,874
Effects of foreign currency transaction (gains) and losses	2,514	1,916	(3,353)	1,626
Amortization of acquisition-related intangibles	136,710	133,994	95,310	2,586
Fair value adjustments to deferred revenue in connection with purchase accounting	868	9,322	22,751	—
Adjusted EBITDA	$179,591	$146,678	$66,325	$4,809
(1)
Represents expenses incurred with third parties as part of the Company's merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represent expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes impairment charges as follows:	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Impairment on Bridge held-for-sale goodwill	$—	$—	$29,612	$—
Impairment on Bridge disposal group	—	1,218	10,166	—
Impairment of leased properties	—	6,898	6,349	—
Total impairment charges	$—	$8,116	$46,127	$—

(4) Includes other non-recurring costs as follows:	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Professional services related to sale of Bridge	$—	$1,185	$867	$67
Loss on exit of leased properties	—	66	2,484	4,132
Contract modification fees	230	9	2,570	—
Employee severance	744	1,761	3,753	2,675
Workforce realignment costs	1,388	—	—	—
Other insignificant non-recurring costs	1,003	923	659	—
Total other non-recurring costs	$3,365	$3,944	$10,333	$6,874

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

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
(dollars in thousands)
Revenue	$475,194	$405,361	$230,673	$71,389
Fair value adjustments to deferred revenue in connection with purchase accounting	868	9,322	22,751	—
Allocated Combined Receipts	$476,062	$414,683	$253,424	$71,389

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $190.3 million as of December 31, 2022, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At December 31, 2022, we had in place a $125.0 million Senior Revolver, with availability of $125.0 million, and approximately $496.3 million outstanding under the Senior Term Loan. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. As a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 3.25% as of December 31, 2021 to 6.12% as of December 31, 2022, impacting our cost of debt.

We have an agreement to maintain cash balances at a financial institution of no less than $4.2 million as collateral for several letters of credit for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in our fiscal year ended December 31, 2022 because substantially all of our sales are denominated in U.S. dollars, which have not been subject to material currency inflation, and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

Item 8. Financial Statements and Supplementary Data.

INSTRUCTURE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Instructure Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instructure Holdings, Inc. (the Successor or the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2022 and December 31, 2021, and the period from April 1, 2020 through December 31, 2020, and the related notes. We have also audited the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of the Predecessor for the period from January 1, 2020 through March 31, 2020, and the related notes. These are collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and December 31, 2021 and the period from April 1, 2020 through December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the period from January 1, 2020 through March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 17, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocating revenue in contracts with multiple performance obligations
Description of the Matter

As described in Note 1 to the consolidated financial statements, many of the Company’s contracts with customers contain multiple performance obligations, which are accounted for separately when recognizing revenue if they are distinct. In such cases, the transaction price is allocated to the separate performance obligations based on their relative standalone selling prices. Management estimates the standalone selling prices based on the Company’s overall pricing objectives and considers significant pricing practices, including discounting, geographical location, the size and volume of transactions, the customer type, contract pricing, and historical standalone sales. The Company analyzes standalone selling prices on a periodic basis to identify if it has experienced significant changes in standalone selling prices.

In contracts that include multiple products or services, auditing the identification of distinct performance obligations and the allocation of transaction price is challenging. For example, judgment is required to identify distinct performance obligations in the contract and the appropriate timing of revenue recognition for each performance obligation. Management’s estimates of the standalone selling prices used to allocate the transaction price are sensitive to changes in management’s business practices, such as pricing strategies. Such changes can have a significant impact on the determination of standalone selling price.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the estimation of standalone selling prices.

Our audit procedures also included, among others, an evaluation of management’s contract assessment and identification of performance obligations. We inspected a sample of customer contracts and reviewed management’s contract assessment and identification of performance obligations. We then tested the period over which management determined the revenue associated with each performance obligation should be recognized, as well as the standalone selling prices assigned to those performance obligations for purposes of allocating the transaction price. In testing the Company’s estimate of standalone selling prices, we assessed the appropriateness of the methodology applied, tested the clerical accuracy of the calculations, and evaluated the accuracy and completeness of the underlying data used in management's analysis. This evaluation included assessing the effect of the Company’s current and historical pricing and discounting practices for various transaction sizes and volumes across different customer types and geographical locations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Salt Lake City, Utah

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Instructure Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Instructure Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Instructure Holdings, Inc. (the Successor or the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LearnPlatform, Inc., which is included in the 2022 consolidated financial statements of the Company and constituted 4.7% of consolidated total assets as of December 31, 2022 and 0.1% of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of LearnPlatform, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Instructure Holdings, Inc. (the Successor or the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2022 and December 31, 2021, and the period from April 1, 2020 through December 31, 2020, and the related notes. We have also audited the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of the Predecessor for the period from January 1, 2020 through March 31, 2020, and the related notes. Our report dated February 17, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 17, 2023

INSTRUCTURE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$185,954	$164,928
Accounts receivable—net	71,428	51,607
Prepaid expenses	11,120	15,475
Deferred commissions	13,390	11,418
Other current assets	3,144	3,384
Total current assets	285,036	246,812
Property and equipment, net	12,380	10,792
Right-of-use assets	13,575	18,175
Goodwill	1,266,402	1,194,221
Intangible assets, net	542,679	629,746
Noncurrent prepaid expenses	871	1,553
Deferred commissions, net of current portion	18,781	20,105
Deferred tax assets	8,143	6,477
Other assets	5,622	5,901
Total assets	$2,153,489	$2,133,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,792	$18,324
Accrued liabilities	28,483	28,408
Lease liabilities	7,205	6,666
Long-term debt, current	4,013	2,763
Deferred revenue	275,564	240,936
Total current liabilities	334,057	297,097
Long-term debt, net of current portion	486,471	490,500
Deferred revenue, net of current portion	13,816	14,740
Lease liabilities, net of current portion	16,610	23,678
Deferred tax liabilities	24,702	29,851
Other long-term liabilities	1,706	3,531
Total liabilities	877,362	859,397
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of December 31, 2022 and December 31, 2021, 142,917 and 140,741 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	1,429	1,407
Additional paid-in capital	1,575,600	1,539,638
Accumulated deficit	(300,902)	(266,660)
Total stockholders’ equity	1,276,127	1,274,385
Total liabilities and stockholders’ equity	$2,153,489	$2,133,782

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
Revenue:
Subscription and support	$430,661	$367,781	$209,148	$65,968
Professional services and other	44,533	37,580	21,525	5,421
Total revenue	475,194	405,361	230,673	71,389
Cost of revenue:
Subscription and support	146,546	148,923	108,603	19,699
Professional services and other	25,748	20,942	15,547	4,699
Total cost of revenue	172,294	169,865	124,150	24,398
Gross profit	302,900	235,496	106,523	46,991
Operating expenses:
Sales and marketing	181,744	162,544	125,650	27,010
Research and development	77,189	63,771	51,066	19,273
General and administrative	60,447	54,911	62,572	17,295
Impairment on held-for-sale goodwill	—	—	29,612	—
Impairment on disposal group	—	1,218	10,166	—
Total operating expenses	319,380	282,444	279,066	63,578
Loss from operations	(16,480)	(46,948)	(172,543)	(16,587)
Other income (expense):
Interest income	1,679	29	49	313
Interest expense	(24,595)	(50,360)	(50,921)	(8)
Other income (expense), net	(2,978)	(2,695)	1,510	(5,738)
Loss on extinguishment of debt	—	(22,424)	—	—
Total other income (expense), net	(25,894)	(75,450)	(49,362)	(5,433)
Loss before income tax benefit (expense)	(42,374)	(122,398)	(221,905)	(22,020)
Income tax benefit (expense)	8,132	33,719	43,924	(183)
Net loss and comprehensive loss	$(34,242)	$(88,679)	$(177,981)	$(22,203)
Net loss per common share, basic and diluted	$(0.24)	$(0.67)	$(1.41)	$(0.58)
Weighted-average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	141,815	132,387	126,235	38,369

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common		Common
	Stock, $0.0001		Stock, $0.01		Additional		Total
	Par Value		Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Predecessor Balances at December 31, 2019	38,257	$3	—	$—	$493,795	$(348,241)	$145,557
Exercise of common stock options	131	—	—	—	1,067	—	1,067
Vesting of restricted stock units	233	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,308	—	7,308
Shares withheld for tax withholding on vesting of restricted stock units	(29)	—	—	—	(1,413)	—	(1,413)
Net loss	—	—	—	—	—	(22,203)	(22,203)
Predecessor Balances at March 31, 2020	38,592	3	—	—	500,757	(370,444)	130,316
Cancellation of Predecessor equity	(38,592)	(3)	—	—	(500,757)	370,444	(130,316)
Take-Private Transaction	—	—	126,240	1,262	1,139,526	—	1,140,788
Repurchase of TopCo Units	—	—	(21)	—	—	—	—
Additional capital contribution	—	—	—	—	116,452	—	116,452
Stock-based compensation	—	—	—	—	8,725	—	8,725
Net loss	—	—	—	—	—	(177,981)	(177,981)
Successor Balances at December 31, 2020	—	—	126,219	1,262	1,264,703	(177,981)	1,087,984
Repurchase of TopCo Units	—	—	(220)	(2)	(928)	—	(930)
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	—	—	14,175	142	259,112	—	259,254
Vesting of restricted stock units	—	—	634	6	(6)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	—	—	(67)	(1)	(1,567)	—	(1,568)
Stock-based compensation	—	—	—	—	18,324	—	18,324
Net loss	—	—	—	—	—	(88,679)	(88,679)
Successor Balances at December 31, 2021	—	—	140,741	1,407	1,539,638	(266,660)	1,274,385
Vesting of restricted stock units	—	—	1,987	20	(20)	—	—
Purchase of ESPP shares	—	—	418	4	7,322	—	7,326
Restricted stock withheld for taxes	—	—	(229)	(2)	(5,269)	—	(5,271)
Stock-based compensation	—	—	—	—	33,929	—	33,929
Net loss	—	—	—	—	—	(34,242)	(34,242)
Successor Balances at December 31, 2022	—	$—	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
Operating Activities:
Net loss	$(34,242)	$(88,679)	$(177,981)	$(22,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,491	3,713	3,630	2,982
Amortization of intangible assets	136,717	134,003	95,315	2,620
Amortization of deferred financing costs	1,178	2,435	1,508	—
Impairment on disposal group	—	1,218	10,166	—
Impairment on held-for-sale goodwill	—	—	29,612	—
Loss on extinguishment of debt	—	22,424	—	—
Stock-based compensation	33,585	18,072	8,685	7,109
Deferred income taxes	(10,222)	(36,485)	(43,924)	—
Other	3,669	1,685	1,641	1,959
Changes in assets and liabilities:
Accounts receivable, net	(18,454)	(4,314)	(19,947)	11,903
Prepaid expenses and other assets	5,940	2,094	26,948	(25,121)
Deferred commissions	(648)	(8,358)	(24,537)	1,469
Right-of-use assets	4,888	8,729	7,989	4,509
Accounts payable and accrued liabilities	(2,227)	8,038	(4,499)	2,187
Deferred revenue	24,238	48,543	122,157	(36,983)
Lease liabilities	(6,817)	(6,363)	(2,836)	(7,489)
Other liabilities	(1,825)	(1,612)	2,957	—
Net cash provided by (used in) operating activities	140,271	105,143	36,884	(57,058)
Investing Activities:
Purchases of property and equipment	(6,321)	(4,259)	(1,634)	(732)
Proceeds from sale of property and equipment	43	53	81	19
Proceeds from sale of Bridge	—	46,018	—	—
Business acquisitions, net of cash acquired	(109,013)	(26,584)	(2,025,237)	—
Maturities of marketable securities	—	—	—	15,584
Net cash provided by (used in) investing activities	(115,291)	15,228	(2,026,790)	14,871
Financing Activities:
IPO proceeds, net of offering costs paid of $5,719	—	259,254	—	—
Proceeds from issuance of common stock from employee equity plans	7,327	—	—	1,067
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,272)	(1,568)	—	(1,413)
Proceeds from issuance of term debt, net of discount	—	493,090	830,729	—
Proceeds from contributions from stockholders	—	—	1,257,240	—
Distributions to stockholders	—	(930)	—	—
Repayments of long-term debt	(3,750)	(839,187)	(5,813)	—
Term Loan prepayment premium	—	(11,893)	—	—
Payments of financing costs	(19)	(937)	—	—
Net cash provided by (used in) financing activities	(1,714)	(102,171)	2,082,156	(346)
Foreign currency impacts on cash and cash equivalents	(2,153)	—	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	21,113	18,200	92,250	(42,533)
Cash, cash equivalents and restricted cash, beginning of period	169,153	150,953	58,703	101,236
Cash, cash equivalents and restricted cash, end of period	$190,266	$169,153	$150,953	$58,703
Supplemental cash flow disclosure:
Cash paid for taxes	$3,102	$646	$296	$32
Interest paid	$18,073	$48,058	$49,227	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$67	$83	$—	$79

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

The following provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on the consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements:

	Successor			Predecessor
	December 31,	December 31,	December 31,	March 31,
	2022	2021	2020	2020
Cash and equivalents	$185,954	$164,928	$146,212	$53,889
Restricted cash	4,312	4,225	4,741	4,814
Total cash, cash equivalents and restricted cash	$190,266	$169,153	$150,953	$58,703
See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. was a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by Thoma Bravo for the purpose of purchasing Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc (“Instructure” or the “Company”). As a result of the Take-Private Transaction, the accompanying consolidated financial statements are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented and are therefore not comparable. The period prior to March 31, 2020 includes all of the accounts of Instructure, Inc. (“Predecessor 2020 Period”) and the periods beginning April 1, 2020 include all of the accounts of Instructure Holdings, Inc. (Successor), with the period ending December 31, 2020 being the Successor 2020 Period. For accounting purposes, the “Acquisition Date” for the Take-Private Transaction has been designated as March 31, 2020, as the operating results and change in financial position for the intervening period from March 24, 2020 to March 31, 2020 is not material. Except as otherwise stated, the financial information, accounting policies, and activities of the Successor and the Predecessor are referred to as those of the Company.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include provisions for credit losses, useful lives for property and equipment and intangible assets, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, acquisition related estimates, our assessment for impairment of goodwill, intangible assets, and other long-lived assets, the standalone selling price of performance obligations, timing of professional services revenue recognition, and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock are considered to be common stock equivalents in the Predecessor 2020 Period. Restricted stock units are considered to be common stock equivalents in the year ended December 31, 2022, the year ended December 31, 2021, and Predecessor 2020 Period. Shares purchased through the employee stock purchase plan are considered to be common stock equivalents in the year ended December 31, 2022, the year ended December 31, 2021, and Predecessor 2020 Period. There were no restricted stock units outstanding during the Successor 2020 Period.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020
Numerator:
Net loss	$(34,242)	$(88,679)	$(177,981)	$(22,203)

Denominator:
Weighted-average common shares outstanding—basic	141,815	132,387	126,235	38,369
Total weighted-average common shares outstanding—basic	141,815	132,387	126,235	38,369
Dilutive effect of share equivalents resulting from stock options and unvested restricted stock units	—	—	—	—
Weighted-average common shares outstanding-diluted	141,815	132,387	126,235	38,369
Net loss per common share, basic and diluted	$(0.24)	$(0.67)	$(1.41)	$(0.58)

For the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period, we incurred net losses and, therefore, the effect of our outstanding options to purchase common stock, restricted stock units, and rights to purchase common stock through the employee stock purchase plan, were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Options to purchase common stock	—	—	—	470
Restricted stock units	4,846	4,723	—	2,116
Employee stock purchase plan	129	176	—	—
Total	4,975	4,899	—	2,586

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

As of December 31, 2022, there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%. As of December 31, 2021, our largest customer’s outstanding net accounts receivable balance as a percentage of total outstanding net accounts receivable represented 10.5%. There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of December 31, 2021.

Cash and Cash Equivalents

We consider all short-term highly liquid investments purchased with original maturities of three months or less at the time of acquisition to be cash equivalents.

Provision for Credit Losses

Provision for credit losses consist of bad debt expense associated with our accounts receivable balance. These losses are recorded in general and administrative in our consolidated statements of operations and comprehensive loss.

We are exposed to credit losses primarily through our receivables from customers. We develop estimates to reflect the risk of credit loss which are based on historical loss trends adjusted for asset specific attributes, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection, managing dispute resolution and performing timely account reconciliations. Our provisions for credit loss balances at December 31, 2022 and 2021 were $1.7 million and $0.8 million, respectively.

The following is a roll-forward of our provision for credit losses (in thousands):

	Balance Beginning of Period	Charged to Costs or Expenses	Deductions(1)	Balance at End of Period
Provision for Credit Losses
Year ended December 31, 2022	$815	940	(287)	$1,468
Year ended December 31, 2021	$902	232	(319)	$815
Successor 2020 Period	$—	1,006	(104)	$902
Predecessor 2020 Period	$871	323	(163)	$1,031
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

Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful life of the asset, which ranges from one to ten years.

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

Fair Value

Our short-term financial instruments include cash equivalents, accounts receivable, accounts payable and accrued liabilities and are carried on the consolidated financial statements as of December 31, 2022 and 2021 at amounts that approximate fair value due to their short-term maturity dates.

Goodwill

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not subject to amortization, but is tested annually for impairment within our fourth fiscal quarter using an October 1 measurement date or more frequently if there are indicators of impairment. We first perform a qualitative assessment to determine if it is more likely than not that our reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we would bypass the two-step impairment test. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in our use of acquired assets or the strategy of our overall business; (3) significant negative industry or economic trends; and (4) a significant decline in our stock price for a sustained period. We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole. Our current year impairment test did not result in any impairment of the goodwill balance as no indicators of impairment were identified. Refer to Note 3—Acquisitions and Disposals for additional information regarding impairment of goodwill recognized in the year ended December 31, 2021 related to the sale of Bridge. We did not recognize any additional impairment charges in any of the periods presented. We have no other intangible assets with indefinite useful lives.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Consistent with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The timing of revenue recognition may differ from the timing of invoicing our customers. We record an unbilled receivable, which is included within accounts receivable—net on our consolidated balance sheets, when revenue is recognized prior to invoicing. Unbilled receivable balances as of December 31, 2022 and 2021 were $0.6 million and $0.8 million, respectively.

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

Deferred Commissions

Sales commissions earned by our sales force, as well as related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses totaled $9.4 million, $8.3 million, $5.5 million, and $1.2 million, for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period, respectively.

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
•
Expected Term. For the 2021 ESPP, we used an expected term of 0.6 years for the first offering period and used an expected term of 0.5 years for subsequent offering periods.
•
Volatility. For the first offering period, we estimated the price volatility factor based on the historical volatilities of our comparable companies as we did not have a sufficient trading history for our common stock. To determine our comparable companies, we considered public enterprise cloud-based application providers and selected those that were similar to us in size, stage of life cycle, and financial leverage. Beginning with the second offering period we began using the trading history of our own common stock to determine expected volatility.
•
Expected Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

Predecessor

For the Predecessor 2020 Period, we accounted for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation was recognized as an expense and measured at the fair value of the award. The measurement date for employee awards was generally the date of the grant. Stock-based compensation costs were recognized as expense over the requisite service period, which was generally the vesting period for awards, on a straight-line basis for awards with only a service condition. Forfeitures were accounted for as they occurred.

During the Predecessor 2020 Period, we used the then closing price of our common stock as reported on the New York Stock Exchange for the fair value of RSUs granted as at that time our common stock was publicly traded.

During the Predecessor 2020 Period, we used the Black-Scholes option pricing model to determine the fair value of stock options issued to our employees, as well as purchase rights issued to employees under our 2015 Employee Stock Purchase Plan (“2015 ESPP”). The Black-Scholes option pricing model is affected by the price of our common stock and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

These assumptions were estimated as follows:

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
•
Expected Dividend Yield. We did not pay and did not expect to pay dividends for the foreseeable future.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are remeasured on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

Effective January 1, 2022, the Company adopted ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Upon adoption a lessor is required to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The adoption of this guidance did not have a material impact on our consolidated financial statements and related notes.

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

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021

Computer and office equipment	$5,528	$2,668
Capitalized software development costs	8,585	4,591
Furniture and fixtures	1,589	1,325
Leasehold improvements and other	6,970	4,330
Total property and equipment	22,672	12,914
Less accumulated depreciation and amortization	(10,292)	(2,122)
Total	$12,380	$10,792

Accumulated amortization for capitalized software development costs was $2.4 million and $0.8 million at December 31, 2022 and 2021, respectively. Amortization expense for capitalized software development costs for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period was $1.4 million, $0.7 million, $0.5 million, and $1.8 million, respectively, and is recorded within subscription and support cost of revenue on the consolidated statements of operations and comprehensive loss.

3. Acquisitions and Disposals

2022 Acquisitions

On April 13, 2022, we acquired all outstanding shares of Concentric Sky, Inc. (“Concentric Sky” which was rebranded to “Canvas Credentials” subsequent to acquisition) for the purpose of our continued commitment to building the education industry’s most integrated teaching and learning platform to support lifelong learning. $0.5 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back has been paid in full as of December 31, 2022. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations and comprehensive loss for the reporting periods presented. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value. The conclusions below will remain preliminary until the state tax returns are filed with the respective taxing authorities.

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

On December 15, 2022, we acquired all outstanding shares of LearnPlatform, Inc. ("LearnPlatform") to accelerate the impact of the Instructure learning platform for schools, universities, and shared partner providers by adding evidence-based insight into inventory, compliance, procurement, and usage. $0.2 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations and comprehensive loss for the reporting periods presented. We recorded a provisional net deferred tax liability of $3.4 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The net deferred tax liability will remain provisional until the LearnPlatform tax returns are filed.

The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the LearnPlatform acquisition (in thousands):

Consideration transferred
Cash paid	$93,825
Holdback amount	150
Total purchase consideration	$93,975

Identifiable assets acquired
Cash	$4,297
Accounts receivable	1,306
Prepaid expenses and other assets	373
Right-of-use asset	288
Intangible assets: developed technology	7,600
Intangible assets: customer relationships	28,700
Intangible assets: trade names and trademarks	300
Intangible assets: non-compete agreements	50
Total assets acquired	$42,914

Liabilities assumed
Accounts payable and accrued liabilities	$767
Deferred revenue	6,900
Lease liabilities	288
Deferred tax liabilities	3,407
Total liabilities assumed	$11,362
Goodwill	62,423
Total purchase consideration	$93,975

2021 Acquisitions

On June 28, 2021, we acquired all outstanding shares of Eesysoft Software International B.V. (“Eesysoft” which was rebranded to “Impact by Instructure” or “Impact” subsequent to acquisition) for the purpose of enhancing our ability to help our customers more effectively use our core products. $1.5 million of the purchase price has been paid over a period of 18 months following the closing of the transaction and has been paid in full as of December 31, 2022. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations and comprehensive loss for the reporting periods presented. On June 28, 2021, the Company recorded an increase to the Impact deferred tax liability of $0.7 million in purchase accounting due to a step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets.

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

On November 5, 2021, we acquired all outstanding shares of Kimono LLC (“Kimono” which was rebranded to “Elevate Data Sync” subsequent to acquisition) for the purpose of enhancing our ability to help our customers more effectively synchronize data between our core product applications and student information systems (“SIS”). $0.4 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back has been paid in full as of December 31, 2022. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations and comprehensive loss for the reporting periods presented. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value.

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

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, of which $16.7 million is expected to be deductible for tax purposes, comprised of $9.7 million from the Canvas Credentials acquisition and $7.0 million from the Elevate Data Sync acquisition. The goodwill generated from all transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven years. The trade names acquired are amortized over the estimated useful life of one to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

Sale of getBridge LLC (“Bridge”)

On February 26, 2021, the Company sold Bridge, its corporate learning platform and wholly-owned subsidiary, for a total purchase price of $47.0 million. We received cash proceeds net of transaction costs of $46.0 million. The proceeds from this sale were used to pay down the balance of our then outstanding Term Loan (as defined in Note 5—Credit Facility). During the Successor 2020 Period, we recognized an impairment of goodwill in the amount of $29.6 million at the time we measured the assets and liabilities as held for sale. During the year ended December 31, 2021 and Successor 2020 Period, we recognized a pretax loss on this divestiture of $1.2 million and $10.2 million, respectively, which is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

4. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2021	$1,194,221
Additions (Note 3 - Acquisitions and Disposals)	72,181
Balance as of December 31, 2022	$1,266,402

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	December 31, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Software	3 Months	$21	$(20)	$1	$21	$(13)	$8
Trade names	85 Months	126,100	(35,936)	90,164	125,800	(22,809)	102,991
Developed technology	31 Months	325,300	(167,600)	157,700	313,800	(104,215)	209,585
Customer relationships	56 Months	451,400	(156,635)	294,765	413,600	(96,438)	317,162
Non-competition agreements	36 Months	50	(1)	49	—	—	—
Total		$902,871	$(360,192)	$542,679	$853,221	$(223,475)	$629,746

Amortization expense for intangible assets was $136.7 million, $134.0 million, $95.3 million, and $2.6 million, for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period, respectively. On February 26, 2021, the Company sold Bridge, as described further in Note 3—Acquisitions and Disposals. In conjunction with the sale, $5.8 million of accumulated amortization was written off due to disposal of Bridge's intangible assets.

Based on the recorded intangible assets at December 31, 2022, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2023	$142,952
2024	142,442
2025	99,729
2026	79,625
2027	40,686
Thereafter	37,245
Total	$542,679

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

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of December 31, 2022, we had no outstanding borrowings under our Senior Revolver.

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

The 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending June 30, 2022, a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of December 31, 2022, there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of December 31, 2022.

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred after the IPO in August 2021 in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs were being amortized into interest expense, as set forth in the consolidated statements of operations and comprehensive loss, over the contractual term of the Term Loan. As a result of the Refinancing in the fourth quarter of 2021, the Company wrote off the remaining $13.8 million of debt discount costs related to the Credit Facilities to loss on debt extinguishment in the consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the consolidated balance sheets. The Company recognized $1.0 million, $2.3 million and $1.4 million of amortization of debt discount costs for the year ended December 31, 2022, the year ended December 31, 2021, and the Successor 2020 Period, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2022 and 2021, the Company had an aggregate principal amount outstanding of $496.3 million and $500.0 million, respectively, under the Senior Term Loan, bearing interest at 6.12% and 3.25%, respectively. The Company had $5.8 million and $6.7 million of unamortized debt discount costs at December 31, 2022 and 2021, respectively, which is recorded as a reduction of the debt balance on the Company’s consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs were being amortized into interest expense, as set forth in the consolidated statements of operations and comprehensive loss, over the contractual term of the Revolving Credit Facility. As a result of the Refinancing, the Company wrote off the remaining $0.5 million of debt issuance costs related to the Credit Facilities to loss on debt extinguishment in the consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the consolidated balance sheets. The Company recognized $0.2 million, $0.1 million and $0.1 million of amortization of debt issuance costs for the year ended December 31, 2022, the year ended December 31, 2021, and the Successor 2020 Period, respectively, which is included in the accompanying consolidated statements of operations and comprehensive loss. There were $0.2 million and $0.2 million, respectively, of unamortized debt issuance costs in other current assets on the Company's consolidated balance sheets as of December 31, 2022 and 2021, and $0.5 million and $0.7 million, respectively, of unamortized debt issuance costs included in other assets on the Company’s consolidated balance sheets at December 31, 2022 and 2021.

In connection with the Refinancing, the Company was also required to pay a 1.5% prepayment premium under the Credit Facilities totaling $8.1 million. Due to the Refinancing being treated as an extinguishment for accounting purposes, the prepayment premium was recorded to loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss.

The Senior Secured Credit Facilities contain customary negative covenants. At December 31, 2022, the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities. The Company also maintained compliance with all applicable covenants pertaining to the Credit Facilities prior to the Refinancing.

The maturities of outstanding debt, as of December 31, 2022, are as follows (in thousands):

Amount
Years Ending December 31,
2023	$5,000
2024	5,000
2025	5,000
2026	5,000
2027	5,000
Thereafter	471,250
Total	$496,250

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

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Education	$475,194	$401,699	$217,963	$65,564
Corporate	—	3,662	12,710	5,825
Total revenue	$475,194	$405,361	$230,673	$71,389
Percentage of revenue generated by Education	100%	99%	94%	92%

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

United States	$376,694	$325,998	$186,612	$56,850
Foreign	98,500	79,363	44,061	14,539
Total revenue	$475,194	$405,361	$230,673	$71,389
Percentage of revenue generated outside of the United States	21%	20%	19%	20%

Deferred Revenue and Performance Obligations

During the year ended December 31, 2022, 51% of revenue recognized was included in our deferred revenue balance at December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, approximately $760.1 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 75% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

7. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $32.2 million and $31.5 million as of December 31, 2022 and 2021 respectively. For the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period, amortization expense for deferred commissions was $16.1 million, $10.9 million, $5.7 million, and $3.4 million, respectively, and there was no impairment of deferred commissions during these periods.

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

In connection with the Take-Private Transaction, the Successor's board of directors authorized 2,000 shares of common stock with a par value of $0.01. Common stock issued and outstanding as of July 9, 2021, prior to the stock split and December 31, 2020 were 998.10 and 999.84, respectively. No other shares were issued. Refer to Note 1—Description of Business and Basis of Presentation for additional information regarding the Company's capital structure. As a result of the stock split on July 9, 2021, common shares issued and outstanding as of December 31, 2022 and 2021 were 142,917,080 and 140,740,569, respectively.

9. Stock-Based Compensation

Employee Equity Plans

The following two tables show stock-based compensation by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations and comprehensive loss (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Options (1)	$680	$132	$1,706	$367
Restricted stock units	36,913	19,586	39,731	6,076
Employee stock purchase plan	2,186	1,165	—	666
Class A and Class B units	—	4,902	8,725	—
Total stock-based compensation	$39,779	$25,785	$50,162	$7,109

(1)
For the year ended December 31, 2022, approximately $658 thousand is due to the acceleration and settlement of options from the LearnPlatform 2014 Stock Incentive Plan that was not included in consideration transferred. The amounts were settled in cash and the LearnPlatform 2014 Stock Incentive Plan was terminated on the date of acquisition.

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Subscription and support cost of revenue	$1,348	$899	$1,020	$301
Professional services and other cost of revenue	1,742	959	687	285
Sales and marketing	11,050	6,936	7,580	1,977
Research and development	11,467	6,943	9,903	1,874
General and administrative	14,172	10,048	30,972	2,672
Total stock-based compensation	$39,779	$25,785	$50,162	$7,109

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units (“RSUs”, and together with the stock options, “equity awards”), whether vested or unvested, were cancelled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards will vest and be payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the year ended December 31, 2022, the year ended December 31, 2021, and Successor 2020 Period, the Company recognized $5.5 million, $7.6 million and $41.4 million of stock-based compensation expense associated with the Cash Replacement Awards, respectively.

Successor

In July 2021, the board of directors adopted the Instructure Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”) in order to promote the success of the Company’s business for the benefit of its stockholders by enabling the Company to offer eligible individuals cash and stock-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders. The 2021 Plan provides for potential grants of the following awards with respect to shares of the Company’s common stock: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) restricted stock units; (iv) performance awards; (v) other equity-based and cash-based incentive awards as determined by the Committee (meaning any committee of the board of directors duly authorized by the board of directors to administer the 2021 Plan). The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the 2021 Plan is 18,000,000 shares (the “Plan Share Reserve”), and is subject to increase. The 2021 Plan contains a provision that will add an additional number of shares of common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2022, equal to the lesser of (i) the positive difference between (x) 4% of the outstanding common stock on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of common stock as may be determined by the board of directors. As of December 31, 2022, there were 16,160,491 shares remaining in the Plan Share Reserve.

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

During the year ended December 31, 2022, we granted 2,880,506 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair values of the RSUs granted during the year ended December 31, 2022 ranged from $17.59 to $24.72, which represent the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $62.7 million.

Restricted Stock Units

Restricted Stock Unit activity on or after the IPO date was as follows during the periods indicated, presented for awards granted to employees and members of the board of directors for the year ended December 31, 2022 and the year ended December 31, 2021 (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	RSUs	Value Per Share
Unvested and outstanding at January 1, 2021	—	$—
Granted	2,250	20.91
Vested	(23)	21.21
Forfeited or cancelled	(240)	20.14
Unvested and outstanding at December 31, 2021	1,987	$21.00
Granted	2,881	21.77
Vested	(876)	21.04
Forfeited or cancelled	(555)	21.23
Unvested and outstanding at December 31, 2022	3,437	$21.60

As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs granted on or after the IPO date amounted to $68.3 million, which is expected to be recognized over a weighted average period of 3.1 years.

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

The Co-Invest Agreement offered employees the one-time opportunity to co-invest in TopCo by purchasing Units directly from the Company for cash. Under the Co-Invest agreement, the purchase price for one Class A unit and 72 Class B units was $1,000, which was the same investment allocation between the two unit classes as the investment made by existing investors at the time of the Take-Private Transaction. The minimum cash investment was $2,500. Any consideration received in excess of the investment was recognized as stock-based compensation in the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the activity under the 2020 Plan, inclusive of the Incentive Carry and Board Carry, and their conversion into RSUs under the 2021 Plan for the year ended December 31, 2022 and the year ended December 31, 2021 (in thousands, except per unit amounts):

	RSUs - Pre IPO	Weighted Average Grant Date Fair Value Per Unit
Outstanding Incentive Units at December 31, 2020	8,666	$4.03
Incentive Units granted	—	—
Incentive Units forfeited or cancelled	(268)	4.09
Incentive Units vested at IPO	(2,271)	4.04
Incentive Units exchanged for RSUs	(6,127)	—
Incentive Units after IPO	—	—
RSUs exchanged from Incentive Units	3,497	—
RSUs forfeited or cancelled	(150)	11.06
RSUs vested	(611)	10.00
Unvested and outstanding at December 31, 2021	2,736	$10.75
Vested	(1,112)	10.77
Forfeited or cancelled	(215)	11.24
Unvested and outstanding at December 31, 2022	1,409	$10.72

The following table summarizes the assumptions relating to our Incentive Units used in the option pricing model to establish the grant date fair value for the Successor Period from April 1, 2020 to December 31, 2020:

Period from April 1 to December 31,
2020
Dividend yield	None
Volatility	60%
Risk-free interest rate	0.3%
Expected life (years)	4.3-4.7

There were no Incentive Units granted subsequent to December 31, 2021. As of December 31, 2022 we had $14.2 million of unrecognized stock-based compensation expense related to unvested Incentive Units exchanged for RSUs that are expected to be recognized over a weighted-average period of 1.3 years.

2021 Employee Stock Purchase Plan

In July 2021, our board of directors adopted, and our stockholders approved, the 2021 ESPP. The 2021 ESPP became effective upon the closing of our IPO and provides for the grant of rights to purchase shares of our common stock. The 2021 ESPP initially reserved 1,900,000 shares of common stock under the plan, which automatically increases on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031 by an amount equal to 1% of the shares outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares as is determined by the board of directors. As of December 31, 2022, 2,889,878 shares were reserved for future purchases under the 2021 ESPP. The plan allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering consisted of one offering period, which ended on February 28, 2022. After the initial offering ended, a new offering period began on the March 1, 2022, which was designated by the board of directors. Each new offering will begin on or about March 1 and September 1 and will be approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date.

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Dividend yield	None	None
Volatility	32 - 47%	47%
Risk-free interest rate	0.06 - 3.34%	0.06%
Expected life (years)	0.5 - 0.6	0.6

Predecessor

In August 2015, the board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the Predecessor's first initial public offering (the “initial IPO”) and provided for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. The 2015 Plan also provided that the number of shares reserved and available for issuance under the plan automatically increased each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number was subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure.

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

The following table summarizes the assumptions relating to our stock options and 2015 ESPP purchase rights used in a Black Scholes option pricing model for the Predecessor 2020 Period.

Period from January 1 to March 31,
2020

Employee Stock Purchase Plan
Dividend yield	None
Volatility	29.69%
Risk-free interest rate	1.62%
Expected life (years)	0.5
Fair value of common stock	$52.52

The Company did not grant any employee stock options during the Predecessor 2020 Period.

The following table summarizes the stock option activity for the Predecessor 2020 Period (in thousands, except per share amounts):

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

The following table summarizes the activity of our unvested stock options for the Predecessor 2020 Period (in thousands, except per share amounts):

		Weighted-
		Average
	Shares	Grant Date
	Underlying	Fair Value
	Options	Per Share
Unvested at December 31, 2019	159	17.92
Granted	—	—
Vested	(32)	16.05
Forfeited	—	—
Unvested at March 31, 2020 (1)	127	$18.38
(1)
Options were exchanged for rights to receive $49.00 per share in cash, less applicable exercise price, on March 31, 2020 upon consummation of the Take-Private Transaction.

The total intrinsic value of options exercised was $5.3 million during the Predecessor 2020 Period. The total fair value of options vested during the Predecessor 2020 Period was $0.5 million.

The activity for RSUs for the Predecessor 2020 Period is as follows (in thousands, except per share amounts):

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
10. Income Taxes

Income (loss) before provision (benefit) for income taxes was as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

United States	$(46,281)	$(124,654)	$(227,483)	$(21,003)
Foreign	3,907	2,256	5,578	(1,017)
Total	$(42,374)	$(122,398)	$(221,905)	$(22,020)

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Current:
Federal	$—	$—	$—	$—
State	370	2,200	96	23
Foreign	1,741	694	1,022	—
Total	2,111	2,894	1,118	23
Deferred:
Federal	(6,950)	(24,611)	(38,422)	1
State	(2,229)	(5,367)	(6,651)	(1)
Foreign	(1,064)	(6,635)	31	160
Total	(10,243)	(36,613)	(45,042)	160
Provision (benefit) for income taxes	$(8,132)	$(33,719)	$(43,924)	$183

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Expected income tax benefit at the federal statutory rate	$(8,899)	$(25,703)	$(46,598)	$(4,615)
State tax net of federal benefit	(1,170)	(4,565)	(7,417)	(2,280)
Stock-based compensation	822	1,277	1,843	(3,565)
Impairment for held-for-sale goodwill	—	—	6,219	—
Difference in foreign tax rates	(1,683)	615	55	250
Research and development credits	381	—	—	(762)
Change in valuation allowance	1,609	(6,385)	652	12,953
Other	808	1,042	1,322	(1,798)
Income tax provision (benefit)	$(8,132)	$(33,719)	$(43,924)	$183

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforwards	$83,397	$102,114
Research and development credits	11,405	12,114
163j interest limitation	9,979	21,581
Capitalized Section 174 R&D expenses	18,235	—
Accruals and reserves	5,089	4,344
Depreciation and amortization	514	231
Lease liability	5,430	6,967
Stock-based compensation	2,062	2,163
Valuation allowance	(12,556)	(9,732)
Total deferred tax assets	123,555	139,782
Deferred tax liabilities:
Intangible assets	(128,495)	(151,528)
Deferred commissions	(7,269)	(6,890)
Right of use asset	(2,799)	(3,894)
Capitalized costs	(1,551)	(844)
Total deferred tax liabilities	(140,114)	(163,156)
Net deferred tax liabilities	$(16,559)	$(23,374)

On a quarterly basis, we estimate our annual effective tax rate to be applied to ordinary pre-tax income and record the tax impact of any discrete items separately in the relevant period. In addition, any change in valuation allowance that results from a change in judgment of the realizability of deferred tax assets is recorded in the quarter in which the change in judgment occurs.

The income tax benefit of $8.1 million during the year ended December 31, 2022 primarily relates to the pre-tax GAAP loss, changes in foreign tax rates and valuation allowance recorded. During the year ended December 31, 2022, we recognized a $68.7 million add-back to taxable income related to the newly enacted Section 174 capitalization of research and development expense legislation, which was entirely offset by net operating loss carryforwards in the current year. Given our cumulative loss position, we cannot currently substantiate the realizability of $1.8 million of the deferred tax asset established, and have therefore recorded a partial valuation allowance against the balance.

At December 31, 2022, we had $83.4 million in tax-effected federal, state and foreign net operating loss carryforwards. Additionally, at December 31, 2022, we had $11.4 million in income tax credits, net of recorded uncertain tax positions (“UTPs”), consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2024.

We review all available evidence to evaluate our recovery of deferred tax assets, including our history of accumulated losses in all tax jurisdictions over the most recent three years as well as our ability to generate income in future periods. We have provided a valuation allowance against some of our U.S. state and federal net deferred tax assets as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future utilization.

The valuation allowance increased by $2.8 million in the year ended December 31, 2022, primarily due to the Section 174 capitalization for foreign research and development costs rolling off over a 15 year period, creating deferred tax assets in excess of deferred tax liabilities expected in years 2030 through 2037. The valuation allowance decreased by $6.5 million in the year ended December 31, 2021, primarily due to the release of the valuation allowance of international subsidiaries. The valuation allowance decreased by $108.4 million in the Successor 2020 Period due to Thoma Bravo’s acquisition of Instructure and the deferred tax liability recorded in connection with the step-up in the book basis of the Company’s intangible assets. The Company’s valuation allowance increased by $13.0 million in the Predecessor 2020 Period primarily due to the generation of deferred tax assets related to net operating loss carryforwards.

U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries have not been provided for as we currently plan to indefinitely reinvest these amounts and have the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2022 and December 31, 2021.

We had federal net operating loss carryforwards of $271.0 million and $351.7 million at December 31, 2022 and 2021, respectively, which if unused will expire at various dates through 2041.

We had federal research and development credit carryforwards of $14.5 million and $15.0 million at December 31, 2022 and 2021, respectively, that if unused will expire at various dates through 2041. We also had state research and investment credit carryforwards of $4.5 million and $4.6 million as of December 31, 2022 and 2021, respectively, that if unused will expire at various dates through 2036.

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

The following summarizes activity related to unrecognized tax benefits (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Unrecognized benefit—beginning of the year	$6,897	$6,632	$6,671	$6,152
Gross increases (decreases)—prior period positions	103	—	(123)	—
Gross increases (decreases)—current period positions	—	265	84	519
Unrecognized benefit—end of period	$7,000	$6,897	$6,632	$6,671

The Company does not expect any significant change in our unrecognized tax benefits within the next 12 months. At December 31, 2022, the Company had $7.0 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards and federal net operating loss carryforwards, all of which would impact the effective tax rate if recognized. At December 31, 2021, the Company had $6.9 million of unrecognized tax benefits decreasing deferred tax assets.

We have elected to recognize interest and penalties related to UTPs as a component of income tax expense. No interest or penalties have been recorded through the year ended December 31, 2022.

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

11. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during 2022 and 2021. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,383	$—	$—	$3,383
Total assets	$3,383	$—	$—	$3,383

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,343	$—	$—	$3,343
Total assets	$3,343	$—	$—	$3,343

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market based inputs or unobservable inputs that are corroborated by market data. As of December 31, 2022, the fair value of our Senior Term Loan was $490.5 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

12. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. The first, second, third, and fourth sublease term has 6 months, 72 months, 37 months, and 16 months remaining, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 1 to December 31,	Period from January 1 to March 31,
	2022	2021	2020	2020

Operating lease cost, gross	$7,053	$7,247	$6,853	$2,235
Variable lease cost, gross(1)	2,262	1,961	1,583	531
Sublease income	(1,180)	(1,094)	(539)	(177)
Total lease costs(2)	$8,135	$8,114	$7,897	$2,589
(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 Period were $8.4 million, $8.6 million, $6.8 million, and $2.5 million, respectively, and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of December 31, 2022, the maturities of the Company's operating lease liabilities were as follows (in thousands):

2023	$8,826
2024	8,525
2025	4,337
2026	2,764
2027	1,995
Thereafter	1,099
Total lease payments	27,546
Less:
Imputed interest	(3,731)
Lease liabilities	23,815
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	23,401

As of December 31, 2022 and 2021, the weighted average remaining lease term was 3.6 and 4.4 years, respectively and the weighted average discount rate used to determine operating lease liabilities was 8.20% and 8.19%, respectively.

13. Commitments and Contingencies

Non-cancelable purchase obligations

As of December 31, 2022, our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $47.2 million for fiscal year 2023, $48.4 million for fiscal year 2024, and $48.0 million for fiscal year 2025. For the year ended December 31, 2022, we recognized expenses of $38.4 million in subscription and support cost of revenue, $2.2 million in research and development, $1.0 million in professional services and other cost of revenue, $0.1 million in sales and marketing, and $0.1 million in general and administrative in our consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit

As of December 31, 2022 and 2021, we had a total of $4.3 million and $4.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

In February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Predecessor, relating to the Take-Private Transaction. The complaint alleges that such directors and officers breached their fiduciary duties in connection with the Take-Private Transaction, and that Instructure Holdings, LLC and Thoma Bravo aided and abetted such breaches. Plaintiffs seek damages of an unidentified amount, interest, and attorneys’ and experts’ fees and expenses. On September 8, 2022, the Court heard oral argument on the defendants’ motion to dismiss and the plaintiff’s motion to convert the motion to dismiss to one for summary judgment. On January 6, 2023, the Court dismissed the plaintiffs’ complaint in full.

14. Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan (the “401(k) Plan”), available to all qualified employees. The 401(k) Plan allows employees to contribute gross salary though payroll deductions up to the legally mandated limit based on their jurisdiction. For the year ended December 31, 2022 and the year ended December 31, 2021, the 401(k) Plan provides for matching contributions equal to 50% of each participant's elective contributions, not to exceed $2,000 per participant annually. Participants vest in matching contributions over a three-year period after a one-year cliff vest. For the Successor 2020 Period and Predecessor 2020 Period, the 401(k) Plan provided for matching contributions equal to 50% of each participant’s elective contributions, not to exceed $1,000 per participant annually. Participants vested in matching contributions over a four-year period after a one-year cliff vest. The cost recognized for our contributions to the 401(k) Plan for the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 period, was $1.4 million, $1.4 million, $0.2 million, and $0.5 million, respectively.

15. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the year ended December 31, 2022, the year ended December 31, 2021, Successor 2020 Period, and Predecessor 2020 period, the Company incurred $0.6 million, $0.1 million, $0.5 million, and $47.0 thousand, respectively, related to these services. The related expense is reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss.

The spouse of Mitch Benson, our Chief Strategy Officer, is an employee of the Company. Mr. Benson has served as an officer of the Company since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2021 base salary and short-term incentive award was approximately $0.2 million in the aggregate. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the year ended December 31, 2022, Ms. Gunther's base salary was $0.2 million.

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

In October 2022, our board of directors approved the appointment of Melissa Loble, Chief Customer Experience Officer, to the Board of Trustees of Internet2, a community of organizations providing services for research and education. Ms. Loble was appointed by Internet2's Board of Trustees in the same period and her term of service as a member of the Board of Trustees is expected to end in October 2024. For the year ended December 31, 2022, the Company paid Internet2 $0.5 million for services provided in the ordinary course of business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.

The SEC permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of such acquisition. In reliance of the SEC's guidance, management has elected to exclude LearnPlatform, Inc. from its assessment of internal control over financial reporting as of December 31, 2022. See Note 3—Acquisitions and Disposals of the Notes to Consolidated Financial Statements for additional information. The aggregate assets and revenues of the excluded acquisition represent 4.7% and 0.1% of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2022, respectively.

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s 2023 Proxy Statement (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

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

(a)(3) Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021	8-K	001-40647	3.1	July 26, 2021

3.2	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021	8-K	001-40647	3.2	July 26, 2021

4.1	Registration Rights Agreement, dated as of March 24, 2020, by and among Instructure Parent, LP, Thoma Bravo and the other parties thereto	S-1/A	333-257473	4.1	June 28, 2021

4.2	Description of the Securities					X

10.1	Credit Agreement, dated March 24, 2020, by and among Instructure Intermediate Holdings III, LLC, Instructure Holdings, LLC, Instructure, Inc., the Guarantors, the Lenders, Golub Capital Markets LLC, as administrative agent for the Lenders, and Golub Capital Markets LLC, as collateral agent for the Secured Parties	S-1	333-257473	10.1	June 28, 2021

10.2	First Incremental Amendment and Waiver to Credit Agreement, dated December 22, 2020, by and among Instructure Intermediate Holdings III, LLC, Instructure Holdings, LLC, Instructure, Inc., the Guarantors, the Lenders, and Golub Capital Markets LLC, as administrative agent for the Lenders	S-1	333-257473	10.2	June 28, 2021

10.3	Credit Agreement, dated October 29, 2021, by and among Instructure Holdings, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein	8-K	001-40647	10.1	November 1, 2021

10.4+	Executive Agreement with Daniel T. Goldsmith	S-1	333-257473	10.14	June 28, 2021

10.5+	Executive Agreement with Steven B. Kaminsky	S-1	333-257473	10.15	June 28, 2021

10.6+	Form of Employee Co-Invest Agreement	S-1	333-257473	10.16	June 28, 2021

10.7+	Executive Agreement with Steve Daly	S-1/A	333-257473	10.18	July 13, 2021

10.8+	Executive Agreement with Dale Bowen	S-1/A	333-257473	10.19	July 13, 2021

10.9+	Executive Agreement with Mitch Benson	S-1/A	333-257473	10.20	July 13, 2021

10.10+	Executive Agreement with Matthew A. Kaminer	S-1/A	333-257473	10.21	July 13, 2021

10.11+	Executive Agreement with Frank Maylett	S-1/A	333-257473	10.22	July 13, 2021

10.12+	Executive Agreement with Melissa Loble	S-1/A	333-257473	10.23	July 13, 2021

10.13+	Executive Agreement with Chris Ball					X

10.14	Director Nomination Agreement, dated as of July 26, 2021, by and among the Company and the other signatories party thereto	8-K	001-40647	10.1	July 26, 2021

10.15+	Form of Indemnity Agreement	8-K	001-40647	10.2	July 26, 2021

10.16+	Instructure Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	333-258138	10.1	July 23, 2021

10.17+	Form of Incentive Stock Option Agreement	S-8	333-258138	10.2	July 23, 2021

10.18+	Form of Restricted Stock Unit Agreement	S-8	333-258138	10.4	July 23, 2021

10.19+	Instructure Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-258138	10.3	July 23, 2021

21.1	List of Subsidiaries of Instructure Holdings, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Instructure Holdings, Inc.

Date: February 17, 2023	By:	/s/ Steve Daly
Steve Daly
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

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