Form 10-Q
period 2023-03-31
INSTRUCTURE HOLDINGS, INC.
filed 2023-05-03
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, there were 143,478,526 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,758	$185,954
Accounts receivable—net	63,505	71,428
Prepaid expenses	44,427	11,120
Deferred commissions	14,482	13,390
Other current assets	2,782	3,144
Total current assets	229,954	285,036
Property and equipment, net	12,249	12,380
Right-of-use assets	12,584	13,575
Goodwill	1,266,402	1,266,402
Intangible assets, net	506,930	542,679
Noncurrent prepaid expenses	7,427	871
Deferred commissions, net of current portion	16,745	18,781
Deferred tax assets	7,925	8,143
Other assets	5,654	5,622
Total assets	$2,065,870	$2,153,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,765	$18,792
Accrued liabilities	26,213	28,483
Lease liabilities	7,099	7,205
Long-term debt, current	4,013	4,013
Deferred revenue	203,231	275,564
Total current liabilities	254,321	334,057
Long-term debt, net of current portion	485,468	486,471
Deferred revenue, net of current portion	12,491	13,816
Lease liabilities, net of current portion	14,804	16,610
Deferred tax liabilities	21,425	24,702
Other long-term liabilities	1,382	1,706
Total liabilities	789,891	877,362
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022; 143,479 and 142,917 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively.	1,435	1,429
Additional paid-in capital	1,587,303	1,575,600
Accumulated deficit	(312,759)	(300,902)
Total stockholders’ equity	1,275,979	1,276,127
Total liabilities and stockholders’ equity	$2,065,870	$2,153,489

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Subscription and support	$118,480	$103,492
Professional services and other	10,363	9,970
Total revenue	128,843	113,462
Cost of revenue:
Subscription and support	38,810	35,546
Professional services and other	7,022	5,465
Total cost of revenue	45,832	41,011
Gross profit	83,011	72,451
Operating expenses:
Sales and marketing	50,850	43,321
Research and development	23,702	17,201
General and administrative	14,373	15,616
Total operating expenses	88,925	76,138
Loss from operations	(5,914)	(3,687)
Other income (expense):
Interest income	1,341	36
Interest expense	(9,485)	(4,553)
Other income	76	306
Total other income (expense), net	(8,068)	(4,211)
Loss before income taxes	(13,982)	(7,898)
Income tax benefit	2,125	2,353
Net loss and comprehensive loss	$(11,857)	$(5,545)
Net loss per common share, basic and diluted	$(0.08)	$(0.04)
Weighted average common shares used in computing basic and diluted net loss per common share	143,112	140,952

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127
Vesting of restricted stock units	440	5	(5)	—	—
Purchase of ESPP shares	173	2	3,293	—	3,295
Shares withheld for tax withholding on vesting of restricted stock units	(51)	(1)	(1,278)	—	(1,279)
Stock-based compensation	—	—	9,693	—	9,693
Net loss	—	—	—	(11,857)	(11,857)
Balances at March 31, 2023	143,479	$1,435	$1,587,303	$(312,759)	$1,275,979

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140,741	$1,407	$1,539,638	$(266,660)	$1,274,385
Vesting of restricted stock units	425	4	(4)	—	—
Purchase of ESPP shares	240	3	4,073	—	4,076
Shares withheld for tax withholding on vesting of restricted stock units	(59)	(1)	(1,262)	—	(1,263)
Stock-based compensation	—	—	7,873	—	7,873
Net loss	—	—	—	(5,545)	(5,545)
Balances at March 31, 2022	141,347	$1,413	$1,550,318	$(272,205)	$1,279,526

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(11,857)	$(5,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,203	1,004
Amortization of intangible assets	35,749	33,741
Amortization of deferred financing costs	294	294
Stock-based compensation	9,635	7,813
Deferred income taxes	(3,059)	(3,411)
Other	181	(360)
Changes in assets and liabilities:
Accounts receivable, net	7,629	14,779
Prepaid expenses and other assets	(39,557)	(34,733)
Deferred commissions	944	304
Right-of-use assets	991	1,197
Accounts payable and accrued liabilities	(7,177)	(11,746)
Deferred revenue	(73,658)	(66,701)
Lease liabilities	(1,912)	(1,468)
Other liabilities	(324)	(1,113)
Net cash used in operating activities	(80,918)	(65,945)
Investing activities:
Purchases of property and equipment	(1,327)	(1,333)
Proceeds from sale of property and equipment	6	22
Net cash used in investing activities	(1,321)	(1,311)
Financing activities:
Proceeds from issuance of common stock from employee equity plans	3,295	4,076
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,279)	(1,263)
Repayments on long-term debt	(1,250)	—
Net cash provided by financing activities	766	2,813
Foreign currency impacts on cash, cash equivalents, and restricted cash	301	590
Net decrease in cash, cash equivalents, and restricted cash	(81,172)	(63,853)
Cash, cash equivalents, and restricted cash, beginning of period	190,266	169,152
Cash, cash equivalents, and restricted cash, end of period	$109,094	$105,299
Supplemental cash flow disclosure:
Cash paid for taxes	$181	$69
Interest paid	$8,096	$1,424
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$186	$119

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents, and restricted cash to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Three months ended March 31,
	2023	2022

Cash and equivalents	$104,758	$100,854
Restricted cash	4,336	4,445
Total cash, cash equivalents, and restricted cash	$109,094	$105,299

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. was a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by Thoma Bravo Fund XIII, L.P. (“Thoma Bravo”) for the purpose of purchasing (the “Take-Private Transaction”) Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc. (the “Company,” “Instructure,” “we,” “our,” or “us”).

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2022, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2023. The year-end balance sheet data was derived from audited financial statements, but the interim condensed consolidated balance sheet included in this Form 10-Q does not include all disclosures required under U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (the "2022 10-K").

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include provisions for credit losses, useful lives for property and equipment and intangible assets, valuation allowances for net deferred income tax assets, valuation of stock-based compensation, acquisition related estimates, our assessment for impairment of goodwill, intangible assets, and other long-lived assets, the standalone selling price of performance obligations, timing of professional services revenue recognition, and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

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

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2022 10-K. There have been no significant changes to these policies during the unaudited three months ended March 31, 2023.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Upon adoption a lessor is required to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related notes.

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

Issued accounting pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s condensed consolidated financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2023	2022
	(unaudited)
Numerator:
Net loss	$(11,857)	$(5,545)
Denominator:
Weighted-average common shares outstanding—basic	143,112	140,952
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—
Weighted-average common shares outstanding—diluted	143,112	140,952
Net loss per common share, basic and diluted	$(0.08)	$(0.04)

For the unaudited three months ended March 31, 2023, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and of shares issuable under the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited three months ended March 31, 2022. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended March 31,
	2023	2022
	(unaudited)
Restricted stock units	6,656	5,985
Shares issuable under employee stock purchase plan	28	38
Total	6,684	6,023

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Computer and office equipment	$5,581	$5,528
Capitalized software development costs	9,344	8,585
Furniture and fixtures	1,464	1,589
Leasehold improvements and other	6,587	6,970
Total property and equipment	22,976	22,672
Less accumulated depreciation and amortization	(10,727)	(10,292)
Total	$12,249	$12,380

Accumulated amortization for capitalized software development costs was $2.9 million and $2.4 million at March 31, 2023 (unaudited) and December 31, 2022, respectively. Amortization expense for capitalized software development costs for the unaudited three months ended March 31, 2023 and 2022, was $0.6 million and $0.3 million, respectively, and is recorded within subscription and support cost of revenue in the condensed consolidated statements of operations and comprehensive loss.

5. Acquisitions

2022 Acquisitions

On April 13, 2022, we acquired all outstanding shares of Concentric Sky, Inc. (“Concentric Sky” which was rebranded to “Canvas Credentials” subsequent to acquisition) for the purpose of our continued commitment to building the education industry’s most integrated teaching and learning platform to support lifelong learning. $0.5 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back had been paid in full as of December 31, 2022. The acquisition did not have a material effect on our revenue or earnings in the consolidated statements of operations and comprehensive loss for the reporting periods presented. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value.

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

On December 15, 2022, we acquired all outstanding shares of LearnPlatform, Inc. ("LearnPlatform") to accelerate the impact of the Instructure learning platform for schools, universities, and shared partner providers by adding evidence-based insight into inventory, compliance, procurement, and usage. $0.2 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back had been paid in full as of March 31, 2023. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. We recorded a provisional net deferred tax liability of $3.4 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The net deferred tax liability will remain provisional until the LearnPlatform tax returns are filed.

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

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, of which $16.7 million is expected to be deductible for tax purposes, comprised of $9.7 million from the Canvas Credentials acquisition and $7.0 million from the Elevate Data Sync acquisition. The goodwill generated from all transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven years. The trade names acquired are amortized over the estimated useful life of one to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Non-compete agreements are amortized over an estimated useful life of three years and amortization is included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2022	$1,266,402
Additions	—
Balance as of March 31, 2023 (unaudited)	$1,266,402

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	March 31, 2023			December 31, 2022
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(unaudited)
Software	N/A	$21	$(21)	$—	$21	$(20)	$1
Trade names	82 Months	126,100	(39,289)	86,811	126,100	(35,936)	90,164
Developed technology	28 Months	325,300	(183,867)	141,433	325,300	(167,600)	157,700
Customer relationships	53 Months	451,400	(172,759)	278,641	451,400	(156,635)	294,765
Non-compete agreements	33 Months	50	(5)	45	50	(1)	49
Total		$902,871	$(395,941)	$506,930	$902,871	$(360,192)	$542,679

Amortization expense for intangible assets was $35.7 million and $33.7 million for the unaudited three months ended March 31, 2023 and 2022, respectively.

Based on the recorded intangible assets at March 31, 2023 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2023	$107,218
2024	142,442
2025	99,729
2026	79,625
2027	40,682
2028 and thereafter	37,234
Total	$506,930

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

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, (the “2021 Credit Agreement”) governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under the Credit Agreement (the “Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of March 31, 2023 (unaudited), we had no outstanding borrowings under our Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company’s Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company’s Consolidated First Lien Never Leverage Ratio.

The 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of March 31, 2023 (unaudited), there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of March 31, 2023 (unaudited).

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred after the IPO in August 2021 in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs were being amortized into interest expense over the contractual term of the Term Loan. As a result of the Refinancing in the fourth quarter of 2021, the Company wrote off the remaining $13.8 million of debt discount costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $0.2 million and $0.2 million of amortization of debt discount costs for the unaudited three months ended March 31, 2023 and 2022, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At March 31, 2023 (unaudited) and December 31, 2022 the Company had an aggregate principal amount outstanding of $495.0 million and $496.3 million, respectively, under the Senior Term Loan, bearing interest at 7.85% and 6.12%, respectively. The Company had $5.5 million and $5.8 million of unamortized debt discount costs at March 31, 2023 (unaudited) and December 31, 2022, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs were being amortized into interest expense over the contractual term of the Revolving Credit Facility. As a result of the Refinancing, the Company wrote off the remaining $0.5 million of debt issuance costs related to the Credit Facilities to loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $47.0 thousand of amortization of debt issuance costs for the unaudited three months ended March 31, 2023 and 2022, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.7 million and $0.7 million of unamortized debt issuance costs at March 31, 2023 (unaudited) and December 31, 2022, respectively, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Senior Secured Credit Facilities contain customary negative covenants. At March 31, 2023 (unaudited), the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities. The Company also maintained compliance with all applicable covenants pertaining to the Credit Facilities prior to the Refinancing.

The maturities of outstanding debt, as of March 31, 2023 (unaudited), are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2023	$3,750
2024	5,000
2025	5,000
2026	5,000
2027	5,000
Thereafter	471,250
Total	$495,000

8. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Historically, we have generated revenues from our Education customer base. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas Learning Management System (“LMS”), which includes assessments, analytics and learning content. The following table presents the Company’s disaggregated revenues by geographic region, based on the physical location of the customer (in thousands):

	Three months ended March 31,
	2023	2022
	(unaudited)
United States	$102,596	$90,107
Foreign	26,247	23,355
Total revenue	$128,843	$113,462
Percentage of revenue generated outside of the United States	20%	21%

Deferred Revenue and Performance Obligations

During the unaudited three months ended March 31, 2023 and 2022, 93% and 92% of revenue recognized was included in our deferred revenue balance at December 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023 (unaudited), approximately $703.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 76% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of March 31, 2023 (unaudited) and December 31, 2022 there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

Our provisions for credit loss balances at March 31, 2023 (unaudited) and December 31, 2022 were $1.4 million and $1.5 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $31.2 million and $32.2 million as of March 31, 2023 (unaudited) and December 31, 2022, respectively. Amortization expense for deferred commissions was $4.8 million and $3.4 million for the unaudited three months ended March 31, 2023 and 2022, respectively. There was no impairment of deferred commissions during these periods.

10. Stockholders’ Equity and Stock-Based Compensation

As of March 31, 2023 (unaudited) and December 31, 2022, there were 500,000,000 shares of common stock authorized. As of March 31, 2023 (unaudited) and December 31, 2022, there were 143,478,526 and 142,917,080 shares of common stock issued and outstanding, respectively.

Employee Equity Plans

In April 2020, as part of the Take-Private Transaction, the board of managers of TopCo approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business. The 2020 Plan provided for the grant of incentive stock options, profits interest, equity appreciation rights and other forms of awards to employees and non-employees granted or denominated in TopCo Units. Under the 2020 Plan, 10,000,000 Class B Units (“Incentive Units”) were reserved for issuance (“Incentive Carry”) and did not have a contractual life. Incentive Carry grants were subject to a service and a performance vesting condition based on the achievement of an EBITDA target as established by TopCo’s board of managers, over a performance period of four years. Additionally, TopCo granted 480,000 Incentive Units to certain members of the board of managers that were only subject to service-based vesting conditions over four years (“Board Carry”). These Incentive Units were not included in the Incentive Carry pool previously discussed and there was no contractual life. The Co-Invest Agreement offered employees the one-time opportunity to co-invest in TopCo by purchasing Units directly from TopCo for cash. Under the Co-Invest Agreement, the purchase price for one Class A unit and 72 Class B units was $1,000, which is the same investment allocation between the two unit classes as the investment made by existing investors at the time of the Take-Private Transaction.

The 2020 Plan was terminated in July 2021 in connection with the IPO. No further equity awards were granted under the 2020 Plan subsequent to the IPO. As of the IPO date, 2,271,698 vested Incentive Units converted to 1,305,738 shares of the Company’s common stock and were released to the Unit holders, and 6,126,802 unvested Incentive Units were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs will generally vest in 11 equal quarterly installments which commenced on September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which serves as the successor to 2020 Plan. Accordingly, no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,716,683 shares in January 2023. As of March 31, 2023, we had 19,627,649 shares of common stock available for future grant under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period ended on February 28, 2022. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,429,171 shares in January 2023. As of March 31, 2023 (unaudited), 4,145,940 shares of common stock were available for purchase under the 2021 ESPP.

During the three months ended March 31, 2023 (unaudited), we granted 2,539,452 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair values of the RSUs granted during the three months ended March 31, 2023 (unaudited) ranged from $24.24 to $26.41, which represent the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $63.7 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2023	2022
	(unaudited)
Options	$—	$19
Restricted stock units	9,599	8,863
Shares issuable under employee stock purchase plan	411	594
Total stock-based compensation	$10,010	$9,476

	Three months ended March 31,
	2023	2022
	(unaudited)
Subscription and support cost of revenue	$379	$282
Professional services and other cost of revenue	414	376
Sales and marketing	2,528	2,577
Research and development	3,174	2,540
General and administrative	3,515	3,701
Total stock-based compensation	$10,010	$9,476

In connection with the Take-Private Transaction on March 24, 2020, and except for certain executives, outstanding stock options and restricted stock units, and together with the stock options, “equity awards”, whether vested or unvested, were canceled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards vests and is payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the three months ended March 31, 2023 and 2022 (unaudited), the Company recognized $0.4 million and $1.7 million of stock-based compensation expense associated with the Cash Replacement Awards, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the unaudited three months ended March 31, 2023 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2022	3,437	$21.60
Granted	2,539	25.10
Vested	(181)	21.54
Forfeited or canceled	(250)	21.60
Unvested and outstanding at March 31, 2023	5,545	$23.20

As of March 31, 2023 (unaudited) and December 31, 2022, total unrecognized compensation cost related to unvested RSUs amounted to $120.0 million and $68.3 million, respectively, which is expected to be recognized over a weighted average period of 3.4 years and 3.1 years, respectively.

The following table summarizes the activity of the Incentive Carry and Board Carry, subsequent to their conversion into RSUs under the 2021 Plan, for the unaudited three months ended March 31, 2023 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2022	1,409	$10.72
Vested	(258)	10.74
Forfeited or canceled	(40)	11.08
Unvested and outstanding at March 31, 2023	1,111	$10.75

There were no Incentive Units granted subsequent to December 31, 2021. As of March 31, 2023 (unaudited) and December 31, 2022, we had $11.0 million and $14.2 million of unrecognized stock-based compensation expense related to unvested Incentive Units exchanged for RSUs, that are expected to be recognized over a weighted-average period of 1.0 and 1.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended March 31, 2023 and 2022 (unaudited):

	Three months ended March 31,
	2023	2022
Dividend yield	None	None
Volatility	25 - 32%	41 - 47%
Risk-free interest rate	3.34 - 5.20	0.06
Expected life (years)	0.5	0.5 - 0.6

11. Income Taxes

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended March 31, 2023 (unaudited) and December 31, 2022. Assets measured at fair value on a recurring basis as of March 31, 2023 (unaudited) were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,417	$—	$—	$3,417
Total assets	$3,417	$—	$—	$3,417

Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,383	$—	$—	$3,383
Total assets	$3,383	$—	$—	$3,383

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2023 (unaudited), the fair value of our Senior Term Loan was $489.5 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. As of March 31, 2023 the first, second, third, and fourth sublease term had 3 months, 69 months, 34 months, and 13 months remaining, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Three months ended March 31,
	2023	2022
	(unaudited)
Operating lease cost, gross	$1,786	$1,796
Variable lease cost, gross(1)	710	536
Sublease income	(287)	(254)
Total lease costs(2)	$2,209	$2,078

(1)
Variable rent expense was not included within the measurement of the Company’s operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited three months ended March 31, 2023 and 2022 (unaudited) were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2023 and 2022 (unaudited) were $2.3 million and $2.2 million, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of March 31, 2023 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2023	$6,424
2024	8,538
2025	4,348
2026	2,774
2027	1,996
2028 and thereafter	1,098
Total lease payments	25,178
Less:
Imputed interest	(3,275)
Lease liabilities	21,903
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$21,489

As of March 31, 2023 (unaudited) and December 31, 2022, the weighted average remaining lease term was 3.5 and 3.6 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.21% and 8.20%, as of March 31, 2023 (unaudited) and December 31, 2022, respectively.

14. Commitments and Contingencies

Non-cancelable purchase obligations

As of March 31, 2023 (unaudited), our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $2.2 million for fiscal year 2023, $48.4 million for fiscal year 2024, and $48.0 million for fiscal year 2025. During the period ended March 31, 2023 (unaudited), we recognized $12.2 million in subscription and support cost of revenue, $0.6 million in research and development, and $0.2 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit

As of March 31, 2023 (unaudited) and December 31, 2022, we had a total of $4.3 million and $4.3 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time arising in the normal course of business. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability in our condensed consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Although the results of litigation and claims are inherently unpredictable and uncertain, management does not believe that the outcome of our various legal proceedings, if determined adversely to us, singly or in the aggregate, would have a material impact on our financial position, results of operations, or liquidity.

As previously disclosed in February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Instructure Holdings, LLC, relating to the Take-Private Transaction. On January 6, 2023, the Court dismissed the plaintiffs’ complaint in full and the time to appeal has expired.

15. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the three months ended March 31, 2023 and 2022 (unaudited), the Company incurred $0.2 million and $0.1 million, respectively, related to these services. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The spouse of Mitch Benson, our Chief Strategy Officer, is an employee of the Company. Mr. Benson has served as an officer of the Company since August 2019. His spouse, Ms. Tara Gunther, has been an employee of the Company since 2014. Her 2022 base salary and short-term incentive award was approximately $0.2 million in the aggregate. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the three months ended March 31, 2023 (unaudited), Ms. Gunther's base salary was $0.1 million.

In October 2022, our board of directors approved the appointment of Melissa Loble, Chief Customer Experience Officer, to the Board of Trustees of Internet2, a community of organizations providing services for research and education. Ms. Loble was appointed by Internet2's Board of Trustees in the same period and her term of service as a member of the Board of Trustees is expected to end in October 2024. During the three months ended March 31, 2023 (unaudited), the Company paid Internet2 $26.0 thousand for services provided in the ordinary course of business.

In March 2023, our board of directors also approved the appointment of Ms. Loble to be the chair of the board of 1EdTech, a non-profit collaboration dedicated to powering learner potential. Ms. Loble was appointed by 1EdTech's board in the same period and her term of service as the chair of the board is expected to end in March 2024. During the three months ended March 31, 2023 (unaudited), the Company paid 1EdTech $0.1 million for services provided in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Data for the year ended December 31, 2022 and the related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (the "2022 10-K"). The following discussion contains forward-looking statements. See the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q.

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12, with over 7,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through our earlier acquisitions to add online skills portfolio capabilities for Higher Education students and assessment and analytics capabilities. More recently, we acquired Eesysoft (rebranded to “Impact by Instructure” subsequent to acquisition, or “Impact”) to allow educators to evaluate the impact education technologies have on student engagement and outcome, Kimono LLC (rebranded to “Elevate Data Sync” subsequent to acquisition) to secure data syncing capabilities across applications within a school environment, Concentric Sky, the maker of Badgr, (rebranded to “Canvas Credentials” subsequent to acquisition) to empower institutions to help learners navigate their personal learning journeys through stackable digital credentialing technology that allows them to carry proof of their academic achievements and skills development, and LearnPlatform to empower educational organizations to evaluate and manage ongoing usage and effectiveness of digital learning products. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching and learning. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the three months ended March 31, 2023 and 2022 (unaudited).

For the three months ended March 31, 2023 and 2022 (unaudited):

•
Our revenue was $128.8 million and $113.5 million, respectively.
•
Our net loss was $11.9 million and $5.5 million, respectively.
•
Our adjusted EBITDA was $48.3 million and $43.6 million, respectively.
•
Our operating cash flow was $(80.9) million and $(65.9) million, respectively.
•
Our free cash flow was $(82.2) million and $(67.3) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures, see “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measure.

Recent Developments

Macroeconomic Conditions and Trends

Adverse macroeconomic conditions, including but not limited to high inflation, slower econcomic growth or recession, changes to fiscal and monetary policy, high interest rates, currency fluctuations, market-wide liquidity issues and challenges in the supply chain could impact our business and customer spending. Certain of our customers may also be negatively impacted by these events.

In March 2023, Silicon Valley Bank (“SVB”) was closed and placed in receivership with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of the date of this Quarterly Report, the majority of our cash deposits have been transferred to other financial institutions, with the remaining amounts still deposited with SVB being fully accessible. However, there is uncertainty in the markets regarding the stability of the banking system and especially of regional banks and the safety of deposits in excess of FDIC insured deposit limits. If the various banks and financial institutions at which we hold our cash enter receivership or become insolvent, our ability to access our cash may be threatened.

During 2022, the U.S. dollar strengthened against foreign currencies. The U.S dollar may continue to strengthen against foreign currencies if the U.S. Federal Reserve further raises the federal funds interest rate, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 6.12% as of December 31, 2022 to 7.85% as of March 31, 2023 (unaudited), impacting our cost of debt. These items have not had a material impact on our results of operations to date.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at March 31, 2023 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, net of valuation allowance recorded.

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

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue:
Subscription and support	$118,480	$103,492
Professional services and other	10,363	9,970
Total revenue	128,843	113,462
Cost of revenue:
Subscription and support(1) (2) (3)	38,810	35,546
Professional services and other(1) (3)	7,022	5,465
Total cost of revenue	45,832	41,011
Gross profit	83,011	72,451
Operating expenses:
Sales and marketing(1) (2) (3)	50,850	43,321
Research and development(1) (3)	23,702	17,201
General and administrative(1) (3)	14,373	15,616
Total operating expenses	88,925	76,138
Loss from operations	(5,914)	(3,687)
Other income (expense):
Interest income	1,341	36
Interest expense	(9,485)	(4,553)
Other income(3)	76	306
Total other income (expense), net	(8,068)	(4,211)
Loss before income taxes	(13,982)	(7,898)
Income tax benefit	2,125	2,353
Net loss	$(11,857)	$(5,545)

(1)
Includes stock-based compensation as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$379	$282
Professional services and other	414	376
Sales and marketing	2,528	2,577
Research and development	3,174	2,540
General and administrative	3,515	3,701
Total stock-based compensation	$10,010	$9,476

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$16,073	$15,690
Sales and marketing	19,670	18,049
Research and development	5	—
Total amortization of acquisition-related intangibles	$35,748	$33,739

(3)
Includes transaction, sponsor, other non-recurring costs, and foreign currency gains and losses as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$294	$9
Professional services and other	225	54
Sales and marketing	1,759	280
Research and development	3,568	290
General and administrative	1,497	1,837
Other income	250	292
Total costs for transaction, sponsor, other non-recurring costs, and foreign currency gains and losses	$7,093	$2,178

	Three months ended March 31,
	2023	2022
	(as a percentage of total revenue)
Revenue:
Subscription and support	92%	91%
Professional services and other	8	9
Total revenue	100	100
Cost of revenue:
Subscription and support	30	31
Professional services and other	5	5
Total cost of revenue	35	36
Gross profit	65	64
Operating expenses:
Sales and marketing	39	38
Research and development	18	15
General and administrative	11	14
Total operating expenses	68	67
Loss from operations	(3)	(3)
Other income (expense):
Interest income	1	—
Interest expense	(7)	(4)
Other income	—	—
Total other income (expense), net	(6)	(4)
Loss before income taxes	(9)	(7)
Income tax benefit	2	2
Net loss	(7)%	(5)%

Comparison of the unaudited three months ended March 31, 2023 to the unaudited three months ended March 31, 2022

Revenue

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Subscription and support	$118,480	$103,492	$14,988	14%
Professional services and other	10,363	9,970	393	4
Total revenue	$128,843	$113,462	$15,381	14%

Subscription and support revenue increased $15.0 million for the unaudited three months ended March 31, 2023. The increase is due to expanded use of our solutions, including among new and existing customers. For the unaudited three months ended March 31, 2023, revenue from new customers increased by $9.0 million and revenue from existing customers increased $6.0 million. International markets contributed 20% of the total revenue for the three months ended March 31, 2023, an increase of $2.9 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.4 million for the unaudited three months ended March 31, 2023. The increase is due to the expanded use of our solutions as discussed above.

Cost of Revenue

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$38,810	$35,546	$3,264	9%
Professional services and other	7,022	5,465	1,557	28
Total cost of revenue	$45,832	$41,011	$4,821	12%
Gross margin percentage
Subscription and support revenue	67%	66%
Professional services and other	32	45
Total gross margin	64	64

Subscription and support cost of revenue increased $3.3 million for the unaudited three months ended March 31, 2023 due to an increase in web hosting costs of $1.7 million, an increase in salaries, wages, and employee-related benefits of $0.6 million, an increase in amortization of acquisition-related intangibles of $0.6 million, an increase in stock-based compensation of $0.1 million, an increase in contractor and consulting costs of $0.2 million, and other miscellaneous increases of $0.1 million.

Professional services and other cost of revenue increased $1.6 million for the unaudited three months ended March 31, 2023 due to an increase in salaries, wages, and employee-related benefits of $1.2 million, an increase in software costs of $0.3 million, and other miscellaneous increases of $0.1 million.

Operating Expenses

Sales and Marketing

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$50,850	$43,321	$7,529	17%

Sales and marketing expenses increased $7.5 million for the unaudited three months ended March 31, 2023 due to an increase in salaries, wages, and employee-related benefits of $2.1 million, an increase in acquisition-related amortization of $1.6 million, an increase in travel expenses of $1.1 million, an increase in bonuses of $1.0 million, an increase in severance pay of $0.6 million, an increase in training and other employee-related expenses of $0.4 million, and an increase in contractor and consulting cost of $0.3 million.

Research and Development

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$23,702	$17,201	$6,501	38%

Research and development expenses increased $6.5 million for the unaudited three months ended March 31, 2023 due to an increase in salaries, wages, and employee-related benefits of $2.5 million, an increase in severance pay of $0.8 million, an increase in stock-based compensation of $0.6 million, offset by a decrease in bonuses of $0.2 million. There were also additional increases related to software and related maintenance of $0.5 million, contractor and consulting costs of $2.0 million, travel expenses of $0.2 million, and other miscellaneous increases of $0.1 million.

General and Administrative

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$14,373	$15,616	$(1,243)	(8)%

General and administrative expenses decreased by $1.2 million for the unaudited three months ended March 31, 2023 due to a decrease in contractor and consulting costs of $0.9 million, a decrease in insurance costs of $0.5 million, and a decrease in recruiting and employee-related costs of $0.1 million. These decreases were offset by increases in travel expenses of $0.1 million, an increase in bad debt expense of $0.1 million, and other miscellaneous increases of $0.1 million.

Other Income (Expense), Net

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net	$(8,068)	$(4,211)	$(3,857)	92%

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $3.9 million for the unaudited three months ended March 31, 2023 as a result of increased interest expense of $4.9 million due to interest rate increases on our Senior Term Loan (as defined below), an increase in expense from disposal of fixed assets of $0.2 million and an increase in expense related to the exit of leased property of $0.1 million. These increases in expense were offset by an increase in interest income of $1.3 million.

Income Tax Benefit

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Income tax benefit	$2,125	$2,353	$(228)	(10)%

Income tax benefit decreased $0.2 million for the unaudited three months ended March 31, 2023. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Due to the Company’s NOL carryforward position, the decrease in the income tax benefit was driven mainly by an increase in pretax book loss recognized in the unaudited three months ended March 31, 2023, net of 2023 valuation allowance recorded. The impact of foreign tax rate changes accounted for additional benefit recorded through March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023 (unaudited) and December 31, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $109.1 million and $190.3 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Term Loan, (as defined below). As of March 31, 2023 (unaudited) and December 31, 2022, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations and debt financing. We believe our existing cash and cash equivalents, our Senior Term Loan and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

Our material cash requirements from known contractual and other obligations primarily consist of our Senior Term Loan and operating facility lease obligations, including certain letters of credit. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2022 10-K for more details.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023 (unaudited), we had deferred revenue of $215.7 million, of which $203.2 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2022, we had deferred revenue of $289.4 million, of which $275.6 million was recorded as a current liability.

The following table shows our cash flows for the unaudited three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(80,918)	$(65,945)
Net cash used in investing activities	(1,321)	(1,311)
Net cash provided by financing activities	766	2,813

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

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “2021 Credit Agreement”), governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under the Credit Agreement (the “Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of March 31, 2023 there have not been any borrowings incurred under the Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company’s Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company’s Consolidated First Lien Never Leverage Ratio.

As of March 31, 2023 (unaudited), we had outstanding borrowings of $495.0 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $4.3 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, deferred income taxes and other non-cash charges, net.

Net cash used in operating activities during the unaudited three months ended March 31, 2023 was $80.9 million, which was attributable to a net loss of $11.9 million adjusted for certain non-cash items, including $9.6 million of stock-based compensation expense, $35.7 million of depreciation and amortization, $0.3 million of amortization of debt discount and issuance costs, $3.1 million of deferred income taxes and $0.2 million of other non-cash items. Working capital sources of cash included a net decrease of $66.0 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $39.6 million, while accounts payable and accrued liabilities decreased by $7.2 million, lease liabilities decreased by $1.9 million, other liabilities decreased by $0.3 million, deferred commissions decreased by $0.9 million, and right-of-use assets decreased by $1.0 million.

Net cash used in operating activities during the unaudited three months ended March 31, 2022 was $65.9 million, which was attributable to a net loss of $5.5 million adjusted for certain non-cash items, including $7.8 million of stock-based compensation expense, $34.7 million depreciation and amortization and $0.3 million in amortization of debt discount and issuance costs. These amounts were offset by a decrease of $0.4 million in other non-cash items and $3.4 million to deferred income taxes. Working capital sources of cash included a net decrease of $51.9 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $34.7 million, while lease liabilities decreased by $1.5 million, other liabilities decreased by $1.1 million, accounts payable and accrued liabilities decreased by $11.7 million, deferred commissions decreased by $0.3 million, and right-of-use assets decreased by $1.2 million.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities was $1.3 million during each of the unaudited three months ended March 31, 2023 and unaudited three months ended March 31, 2022, consisting of purchases of property and equipment.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs and repayments of long-term debt.

Net cash provided by financing activities during the unaudited three months ended March 31, 2023 was $0.8 million, which consisted of $3.3 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.3 million of shares repurchased for tax withholdings on vesting of restricted stock units, and a $1.3 million payment on long-term debt.

Net cash provided by financing activities during the unaudited three months ended March 31, 2022 was $2.8 million, which consisted of $4.1 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.3 million of shares repurchased for tax withholdings on vesting of restricted stock units.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 10-K.

Recent Accounting Pronouncement

For information on recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Non-GAAP Operating Income

We define non-GAAP operating income as loss from operations excluding the impact of stock-based compensation, transaction costs, sponsor costs, other non-recurring costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact and Elevate Data Sync acquisitions that we do not believe are reflective of our ongoing operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended March 31,
	2023	2022
	(in thousands)
Loss from operations	(5,914)	(3,687)
Stock-based compensation	10,010	9,476
Transaction costs (1)	3,836	1,424
Sponsor costs (2)	58	134
Other non-recurring costs (3)	3,449	912
Amortization of acquisition-related intangibles	35,748	33,739
Fair value adjustments to deferred revenue in connection with purchase accounting	—	499
Non-GAAP operating income	$47,187	$42,497

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes other non-recurring costs as follows:	Three months ended March 31,
	2023	2022
	(in thousands)
Contract modification fees	115	230
Employee severance	1,859	65
Workforce realignment costs	1,060	354
Other insignificant non-recurring costs	415	263
Total other non-recurring costs	$3,449	$912

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

The following table provides a reconciliation of net cash used in operating activities to free cash flow for each of the periods indicated:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(80,918)	$(65,945)
Purchases of property and equipment and intangible assets	(1,327)	(1,333)
Proceeds from disposals of property and equipment	6	22
Free cash flow	$(82,239)	$(67,256)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, transaction costs, sponsor costs, other non-recurring costs, effects of foreign currency transaction gains, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact and Elevate Data Sync acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net loss	$(11,857)	$(5,545)
Interest on outstanding debt and loss on debt extinguishment	9,485	4,553
Benefit for taxes	(2,125)	(2,353)
Depreciation	1,203	1,004
Amortization	2	2
Stock-based compensation	10,010	9,476
Transaction costs (1)	3,836	1,424
Sponsor costs (2)	58	134
Other non-recurring costs (3)	3,550	912
Effects of foreign currency transaction gains	(351)	(292)
Amortization of acquisition-related intangibles	35,748	33,739
Interest income	(1,301)	—
Fair value adjustments to deferred revenue in connection with purchase accounting	—	499
Adjusted EBITDA	$48,258	$43,553
(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes other non-recurring costs as follows:	Three months ended March 31,
	2023	2022
	(in thousands)
Loss on exit of leased properties	101	—
Contract modification fees	115	230
Employee severance	1,859	65
Workforce realignment costs	1,060	354
Other insignificant non-recurring costs	415	263
Total other non-recurring costs	$3,550	$912

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
the continued economic uncertainty, including record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession and reduced spending or suspension of investment in new or enhanced projects;
•
risks associated with failing to continue our recent growth rates, including our ability to acquire new customers and successfully retain existing customers;
•
the effects of the increased usage of, or interruptions or performance problems associated with, our learning platform;
•
the impact on our business by health pandemics or epidemics, including the ongoing the COVID-19 pandemic;
•
our history of losses and expectation that we will not be profitable for the foreseeable future;
•
the risk that the markets for our applications develop more slowly than expected;
•
risks associated with future stimulus packages approved by the U.S. federal government;
•
risks to our revenue from changes in the spending policies or budget priorities for government funding of Higher Education and K-12 institutions;
•
risks and uncertainties associated with potential acquisitions;
•
our ability to grow our business effectively, to scale our business and to manage our expenses;
•
the competitiveness of the market in which we operate;
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
•
the impact of any catastrophic events;
•
our ability to raise additional capital or generate cash flows necessary to expand operations and invest in new technologies; and
•
other factors disclosed in the section entitled “Risk Factors” in the 2022 Form 10-K.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three months ended March 31, 2023 and 2022 (unaudited), a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $109.1 million and $190.3 million as of March 31, 2023 (unaudited) and December 31, 2022, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At March 31, 2023 (unaudited) and December 31, 2022, we also had in place a $125.0 million Senior Revolver and approximately $495.0 million on our Senior Term Loan. As of March 31, 2023 (unaudited) and December 31, 2022, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. At March 31, 2023 (unaudited) and December 31, 2022, the applicable rate was 5.10% and 3.37%, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed previously in February 2021, Oklahoma Law Enforcement Retirement System and Q. Wade Billings filed a class action lawsuit in the Delaware Cour of Chancery against Instructure Holdings, LLC, certain Thoma Bravo entities and certain directors and officers of Instructure Holdings, LLC relating to the Take Private Transaction. The complaint alleged that such directors and officers breached their fiduciary duties in connection with the Take Private Transaction, and that Instructure Holdings, LLC and Thoma Bravo aided and abetted such breaches. Plaintiffs sought damages of an unidentified amount, interest, and attorneys’ and experts’ fees and expenses. On January 26, 2023, the Court dismissed the plaintiff's complaint in full and the time to appeal has expired.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in section entitled “Risk Factors” included in our 2022 Form 10-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(1)
3.2	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(2)
10.1	Employment Agreement, dated as of January 3, 2023, by and between Instructure Holdings, Inc. and Chris Ball(3)
10.2	Consulting Agreement dated as of February 10, 2023, by and between Instructure Holdings, Inc. and Frank Maylett(4)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(1) Incorporated by reference to Exhibit 3.1 on Form 8-K filed on July 21, 2021

(2) Incorporated by reference to Exhibit 3.2 on Form 8-K filed on July 21, 2021

(3) Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 10, 2023

(4) Incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 13, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: May 3, 2023	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)