Form 10-Q
period 2023-06-30
INSTRUCTURE HOLDINGS, INC.
filed 2023-08-02
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 143,990,731 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,003	$185,954
Accounts receivable—net	208,366	71,428
Prepaid expenses	31,781	11,120
Deferred commissions	14,590	13,390
Other current assets	3,502	3,144
Total current assets	384,242	285,036
Property and equipment, net	12,836	12,380
Right-of-use assets	11,272	13,575
Goodwill	1,266,402	1,266,402
Intangible assets, net	471,186	542,679
Noncurrent prepaid expenses	6,413	871
Deferred commissions, net of current portion	15,759	18,781
Deferred tax assets	8,126	8,143
Other assets	5,152	5,622
Total assets	$2,181,388	$2,153,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,465	$18,792
Accrued liabilities	32,020	28,483
Lease liabilities	7,167	7,205
Long-term debt, current	4,013	4,013
Deferred revenue	317,439	275,564
Total current liabilities	374,104	334,057
Long-term debt, net of current portion	484,382	486,471
Deferred revenue, net of current portion	13,299	13,816
Lease liabilities, net of current portion	12,897	16,610
Deferred tax liabilities	20,279	24,702
Other long-term liabilities	1,310	1,706
Total liabilities	906,271	877,362
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of June 30, 2023 (unaudited) and December 31, 2022; 143,991 and 142,917 shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022, respectively.	1,440	1,429
Additional paid-in capital	1,597,409	1,575,600
Accumulated deficit	(323,732)	(300,902)
Total stockholders’ equity	1,275,117	1,276,127
Total liabilities and stockholders’ equity	$2,181,388	$2,153,489

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription and support	$118,569	$102,905	$237,049	$206,397
Professional services and other	12,501	11,672	22,864	21,642
Total revenue	131,070	114,577	259,913	228,039
Cost of revenue:
Subscription and support	38,377	35,868	77,187	71,414
Professional services and other	6,912	6,530	13,934	11,995
Total cost of revenue	45,289	42,398	91,121	83,409
Gross profit	85,781	72,179	168,792	144,630
Operating expenses:
Sales and marketing	52,159	45,885	103,009	89,206
Research and development	21,482	18,669	45,184	35,870
General and administrative	14,218	14,253	28,591	29,869
Total operating expenses	87,859	78,807	176,784	154,945
Loss from operations	(2,078)	(6,628)	(7,992)	(10,315)
Other income (expense):
Interest income	320	27	1,661	63
Interest expense	(10,289)	(4,611)	(19,774)	(9,164)
Other income (expense)	402	(3,417)	478	(3,111)
Total other income (expense), net	(9,567)	(8,001)	(17,635)	(12,212)
Loss before income taxes	(11,645)	(14,629)	(25,627)	(22,527)
Income tax benefit	672	1,710	2,797	4,063
Net loss and comprehensive loss	$(10,973)	$(12,919)	$(22,830)	$(18,464)
Net loss per common share, basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.13)
Weighted average common shares used in computing basic and diluted net loss per common share	143,647	141,534	143,381	141,244

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2023	143,479	$1,435	$1,587,303	$(312,759)	$1,275,979
Vesting of restricted stock units	581	6	(6)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(69)	(1)	(1,706)	—	(1,707)
Stock-based compensation	—	—	11,818	—	11,818
Net loss	—	—	—	(10,973)	(10,973)
Balances at June 30, 2023	143,991	$1,440	$1,597,409	$(323,732)	$1,275,117

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	141,347	$1,413	$1,550,318	$(272,205)	$1,279,526
Vesting of restricted stock units	589	6	(6)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(22)	—	(425)	—	(425)
Stock-based compensation	—	—	8,306	—	8,306
Net loss	—	—	—	(12,919)	(12,919)
Balances at June 30, 2022	141,914	$1,419	$1,558,193	$(285,124)	$1,274,488

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127
Vesting of restricted stock units	1,021	11	(11)	—	—
Purchase of ESPP shares	173	2	3,293	—	3,295
Shares withheld for tax withholding on vesting of restricted stock units	(120)	(2)	(2,984)	—	(2,986)
Stock-based compensation	—	—	21,511	—	21,511
Net loss	—	—	—	(22,830)	(22,830)
Balances at June 30, 2023	143,991	$1,440	$1,597,409	$(323,732)	$1,275,117

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140,741	$1,407	$1,539,638	$(266,660)	$1,274,385
Vesting of restricted stock units	1,014	10	(10)	—	—
Purchase of ESPP shares	240	3	4,073	—	4,076
Shares withheld for tax withholding on vesting of restricted stock units	(81)	(1)	(1,687)	—	(1,688)
Stock-based compensation	—	—	16,179	—	16,179
Net loss	—	—	—	(18,464)	(18,464)
Balances at June 30, 2022	141,914	$1,419	$1,558,193	$(285,124)	$1,274,488

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(22,830)	$(18,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,295	2,057
Amortization of intangible assets	71,493	67,934
Amortization of deferred financing costs	589	587
Stock-based compensation	21,311	15,971
Deferred income taxes	(4,406)	(5,422)
Other	184	2,599
Changes in assets and liabilities:
Accounts receivable, net	(137,334)	(115,316)
Prepaid expenses and other assets	(26,680)	(21,176)
Deferred commissions	1,822	196
Right-of-use assets	2,303	2,410
Accounts payable and accrued liabilities	(1,718)	(9,131)
Deferred revenue	41,358	25,080
Lease liabilities	(3,751)	(3,487)
Other liabilities	(396)	(1,378)
Net cash used in operating activities	(55,760)	(57,540)
Investing activities:
Purchases of property and equipment	(2,900)	(3,415)
Proceeds from sale of property and equipment	35	36
Business acquisitions, net of cash received	—	(19,484)
Net cash used in investing activities	(2,865)	(22,863)
Financing activities:
Proceeds from issuance of common stock from employee equity plans	3,295	4,076
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,988)	(1,688)
Payments for financing costs	(84)	—
Repayments on long-term debt	(2,500)	(1,250)
Net cash provided by (used in) financing activities	(2,277)	1,138
Foreign currency impacts on cash, cash equivalents, and restricted cash	457	(2,291)
Net decrease in cash, cash equivalents, and restricted cash	(60,445)	(81,556)
Cash, cash equivalents, and restricted cash, beginning of period	190,266	169,152
Cash, cash equivalents, and restricted cash, end of period	$129,821	$87,596
Supplemental cash flow disclosure:
Cash paid for taxes	$1,819	$2,775
Interest paid	$17,674	$5,766
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$138	$189

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements (in thousands):

	Six months ended June 30,
	2023	2022

Cash and equivalents	$126,003	$83,234
Restricted cash	3,818	4,362
Total cash, cash equivalents, and restricted cash	$129,821	$87,596

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

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2022 10-K. There have been no significant changes to these policies during the unaudited six months ended June 30, 2023.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Upon adoption a lessor is required to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related notes.

Effective January 1, 2022, the Company adopted ASU No. 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related notes. For additional information related to this ASU, see Note 7. “Credit Facility” in the notes to these condensed consolidated financial statements.

Effective January 1, 2022, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related notes.

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

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Numerator:
Net loss	$(10,973)	$(12,919)	$(22,830)	$(18,464)
Denominator:
Weighted-average common shares outstanding—basic	143,647	141,534	143,381	141,244
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—	—	—
Weighted-average common shares outstanding—diluted	143,647	141,534	143,381	141,244
Net loss per common share, basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.13)

For the unaudited three and six months ended June 30, 2023, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and of shares issuable under the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited three and six months ended June 30, 2022. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Restricted stock units	5,788	5,722	5,788	5,722
Shares issuable under employee stock purchase plan	98	126	98	126
Total	5,886	5,848	5,886	5,848

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Computer and office equipment	$5,760	$5,528
Capitalized software development costs	10,804	8,585
Furniture and fixtures	1,420	1,589
Leasehold improvements and other	6,283	6,970
Total property and equipment	24,267	22,672
Less accumulated depreciation and amortization	(11,431)	(10,292)
Total	$12,836	$12,380

Accumulated amortization for capitalized software development costs was $3.5 million and $2.4 million at June 30, 2023 (unaudited) and December 31, 2022, respectively. Amortization expense for capitalized software development costs for the unaudited three and six months ended June 30, 2023 was $0.6 million and $1.1 million, respectively, and $0.3 million and $0.6 million for the unaudited three and six months ended June 30, 2022, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

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

On December 15, 2022, we acquired all outstanding shares of LearnPlatform, Inc. ("LearnPlatform") to accelerate the impact of the Instructure learning platform for schools, universities, and shared partner providers by adding evidence-based insight into inventory, compliance, procurement, and usage. $0.2 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back had been paid in full as of March 31, 2023. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. We recorded a provisional net deferred tax liability of $3.4 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The net deferred tax liability will remain provisional until the tax returns have been reconciled against existing evidence used to support the net deferred tax liability at the time purchase accounting was recorded.

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

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, of which $16.7 million is expected to be deductible for tax purposes, comprised of $9.7 million from the Canvas Credentials acquisition and $7.0 million from the Elevate Data Sync acquisition, which was completed in the fourth quarter of the year ended December 31, 2021. The goodwill generated from all transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven years. The trade names acquired are amortized over the estimated useful life of one to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Non-compete agreements are amortized over an estimated useful life of three years and amortization is included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2022	$1,266,402
Additions	—
Balance as of June 30, 2023 (unaudited)	$1,266,402

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	June 30, 2023			December 31, 2022
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(unaudited)
Software	0 Months	$21	$(21)	$—	$21	$(20)	$1
Trade names	80 Months	126,100	(42,642)	83,458	126,100	(35,936)	90,164
Developed technology	25 Months	325,300	(200,133)	125,167	325,300	(167,600)	157,700
Customer relationships	51 Months	451,400	(188,880)	262,520	451,400	(156,635)	294,765
Non-compete agreements	30 Months	50	(9)	41	50	(1)	49
Total		$902,871	$(431,685)	$471,186	$902,871	$(360,192)	$542,679

Amortization expense for intangible assets was $35.7 million and $71.5 million for the unaudited three and six months ended June 30, 2023, respectively, and $34.2 million and $67.9 million for the unaudited three and six months ended June 30, 2022, respectively.

Based on the recorded intangible assets at June 30, 2023 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2023	$71,475
2024	142,442
2025	99,729
2026	79,625
2027	40,682
2028 and thereafter	37,233
Total	$471,186

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of June 30, 2023 (unaudited), we had no outstanding borrowings under our Senior Revolver.

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

On June 21, 2023, we entered into the first amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) whereby all borrowings denominated in U.S. Dollars and that incur interest or fees using the Eurocurrency Rate, which are determined by reference to the London Interbank Offered Rate (“LIBOR”), have been replaced with the Secured Overnight Financing Rate (“SOFR”). For SOFR loans, the loans denominated in Dollars now bear interest at the Adjusted Term SOFR Rate, which is equal to the Term SOFR Reference Rate, as published by the CME Term SOFR Administrator, plus the Term SOFR Adjustment as dictated by the interest rate period elected by the Company. The Term SOFR Adjustment ranges from 0.11448% to 0.42826% per annum. The Applicable Rate (x) for the Initial Term Loans remains at 2.75% per annum for SOFR loans and (y) for the Revolving Credit Facility remains at 2.50% per annum with applicable step downs. The transition from LIBOR to SOFR became effective on July 5, 2023. All other terms and conditions in place under the 2021 Credit Agreement on the effective date of the Amended 2021 Credit Agreement remained unchanged and in full effect.

The Amended 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of June 30, 2023 (unaudited), there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of June 30, 2023 (unaudited).

As a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $0.3 million and $0.5 million of amortization of debt discount costs for the unaudited three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the unaudited three and six months ended June 30, 2022, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At June 30, 2023 (unaudited) and December 31, 2022 the Company had an aggregate principal amount outstanding of $493.8 million and $496.3 million, respectively, under the Senior Term Loan, bearing interest at 7.85% and 6.12%, respectively. The Company had $5.4 million and $5.8 million of unamortized debt discount costs at June 30, 2023 (unaudited) and December 31, 2022, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

As a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $0.1 million of amortization of debt issuance costs for the unaudited three and six months ended June 30, 2023, respectively, and $47.0 thousand and $0.1 million for the unaudited three and six months ended June 30, 2022, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.6 million and $0.7 million of unamortized debt issuance costs at June 30, 2023 (unaudited) and December 31, 2022, respectively, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Senior Secured Credit Facilities contain customary negative covenants. At June 30, 2023 (unaudited), the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities.

The maturities of outstanding debt, as of June 30, 2023 (unaudited), are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2023	$2,500
2024	5,000
2025	5,000
2026	5,000
2027	5,000
Thereafter	471,250
Total	$493,750

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
United States	$104,350	$90,957	$206,944	$181,064
Foreign	26,720	23,620	52,969	46,975
Total revenue	$131,070	$114,577	$259,913	$228,039
Percentage of revenue generated outside of the United States	20%	21%	20%	21%

Deferred Revenue and Performance Obligations

During the unaudited three and six months ended June 30, 2023, 88% and 85% of revenue recognized was included in our deferred revenue balance at March 31, 2023 (unaudited), and December 31, 2022, respectively. During the unaudited three and six months ended June 30, 2022, 89% and 84%, respectively, of revenue recognized was included in our deferred revenue balance at March 31, 2022 (unaudited), and December 31, 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023 (unaudited), approximately $853.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 73% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of June 30, 2023 (unaudited) and December 31, 2022 there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

Our provisions for credit loss balances at June 30, 2023 (unaudited) and December 31, 2022 were $1.7 million and $1.5 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $30.3 million and $32.2 million as of June 30, 2023 (unaudited) and December 31, 2022, respectively. Amortization expense for deferred commissions was $5.3 million and $10.1 million for the unaudited three and six months ended June 30, 2023, respectively, and $3.8 million and $7.2 million for the unaudited three and six months ended June 30, 2022, respectively. There was no impairment of deferred commissions during these periods.

10. Stock-Based Compensation

As of June 30, 2023 (unaudited) and December 31, 2022, there were 500,000,000 shares of common stock authorized. As of June 30, 2023 (unaudited) and December 31, 2022, there were 143,990,731 and 142,917,080 shares of common stock issued and outstanding, respectively.

Employee Equity Plans

In April 2020, as part of the Take-Private Transaction, the board of managers of TopCo approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business.

The 2020 Plan was terminated in July 2021 in connection with the IPO. No further equity awards were granted under the 2020 Plan subsequent to the IPO. As of the IPO date, 2,271,698 vested incentive units under the 2020 Plan converted to 1,305,738 shares of the Company’s common stock and were released to the unit holders, and 6,126,802 unvested incentive units under the 2020 Plan were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs will generally vest in 11 equal quarterly installments which commenced on September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which serves as the successor to 2020 Plan. Accordingly, no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,629,623 shares in January 2022 and 5,716,683 shares in January 2023. As of June 30, 2023, we had 19,915,235 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period ended on February 28, 2022. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,407,406 shares in January 2022 and 1,429,171 shares in January 2023. As of June 30, 2023 (unaudited), 4,145,940 shares of common stock were available for purchase under the 2021 ESPP.

During the unaudited three months ended June 30, 2023, we granted 20,718 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair value of the RSUs granted during the unaudited three months ended June 30, 2023 was $26.24, which represents the closing stock price for the underlying common stock on the grant date, with an aggregate fair value of $0.5 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Options	$—	$2	$—	$21
Restricted stock units	11,478	8,848	21,077	17,711
Shares issuable under employee stock purchase plan	378	537	789	1,131
Total stock-based compensation	$11,856	$9,387	$21,866	$18,863

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Subscription and support cost of revenue	$474	$325	$853	$607
Professional services and other cost of revenue	622	465	1,036	841
Sales and marketing	3,469	2,772	5,997	5,349
Research and development	3,480	2,686	6,654	5,226
General and administrative	3,811	3,139	7,326	6,840
Total stock-based compensation	$11,856	$9,387	$21,866	$18,863

In connection with the Take-Private Transaction on March 24, 2020, and except for certain executives, outstanding stock options and restricted stock units, and together with the stock options, “equity awards,” whether vested or unvested, were canceled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards vests and is payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the unaudited three and six months ended June 30, 2023 the Company recognized $0.2 million and $0.6 million of stock-based compensation expense associated with Cash Replacement Awards, respectively, and $1.2 million and $2.9 million for the unaudited three and six months ended June 30, 2022, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the unaudited six months ended June 30, 2023 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2022	3,437	$21.60
Granted	2,560	25.11
Vested	(508)	22.16
Forfeited or canceled	(509)	21.11
Unvested and outstanding at June 30, 2023	4,980	$23.30

As of June 30, 2023 (unaudited) and December 31, 2022, total unrecognized compensation cost related to unvested RSUs amounted to $106.2 million and $68.3 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 3.1 years, respectively.

The following table summarizes the activity of the incentive units granted under the 2020 Plan, subsequent to their conversion into RSUs under the 2021 Plan, for the unaudited six months ended June 30, 2023 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2022	1,409	$10.72
Vested	(512)	11.58
Forfeited or canceled	(89)	11.08
Unvested and outstanding at June 30, 2023	808	$10.74

There were no incentive units granted subsequent to December 31, 2021. As of June 30, 2023 (unaudited) and December 31, 2022, we had $7.8 million and $14.2 million, respectively, of unrecognized stock-based compensation expense related to unvested incentive units exchanged for RSUs that are expected to be recognized over a weighted-average period of 0.8 and 1.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended June 30, 2023 and 2022 (unaudited):

	Three months ended June 30,
	2023	2022
Dividend yield	None	None
Volatility	25%	41%
Risk-free interest rate	5.2	0.06
Expected life (years)	0.5	0.5

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended June 30, 2023 (unaudited) and December 31, 2022. Assets measured at fair value on a recurring basis as of June 30, 2023 (unaudited) were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,308	$—	$—	$3,308
Total assets	$3,308	$—	$—	$3,308

Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,383	$—	$—	$3,383
Total assets	$3,383	$—	$—	$3,383

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market-based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2023 (unaudited), the fair value of our Senior Term Loan was $488.4 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include early termination options. The Company has elected to exercise its early termination rights. All related operating leases have been impaired to reflect this early termination option. The Company subleases four of its locations. As of June 30, 2023, the first sublease had expired, and the second, third, and fourth sublease terms had 66 months, 31 months, and 10 months remaining, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Operating lease cost, gross	$1,511	$1,588	$3,297	$3,384
Variable lease cost, gross(1)	656	591	1,366	1,127
Sublease income	(287)	(287)	(574)	(541)
Total lease costs(2)	$1,880	$1,892	$4,089	$3,970

(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited three and six months ended June 30, 2023 and 2022 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the unaudited three and six months ended June 30, 2023 were $2.2 million and $4.4 million, respectively, and $2.0 million and $4.2 million for the unaudited three and six months ended June 30, 2022, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of June 30, 2023 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2023	$4,222
2024	8,478
2025	4,346
2026	2,772
2027	1,996
2028 and thereafter	1,097
Total lease payments	22,911
Less:
Imputed interest	(2,847)
Lease liabilities	20,064
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$19,650

As of June 30, 2023 (unaudited) and December 31, 2022, the weighted average remaining lease term was 3.3 and 3.6 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.21% and 8.20% as of June 30, 2023 (unaudited) and December 31, 2022, respectively.

14. Commitments and Contingencies

Non-cancelable purchase obligations

As of June 30, 2023 (unaudited), our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $2.2 million for fiscal year 2023, $48.4 million for fiscal year 2024, and $48.0 million for fiscal year 2025. During the unaudited three months ended June 30, 2023, we recognized $10.8 million in subscription and support cost of revenue, $0.4 million in research and development, and $0.1 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations, and during the unaudited six months ended June 30, 2023 we recognized $23.0 million in subscription and support cost of revenue, $1.0 million in research and development, and $0.4 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit

As of June 30, 2023 (unaudited) and December 31, 2022, we had a total of $3.8 million and $4.3 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

15. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited three and six months ended June 30, 2023 the Company incurred $0.2 million and $0.4 million of costs related to these services, respectively, and $0.1 million and $0.3 million for the unaudited three and six months ended June 30, 2022, respectively. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The spouse of Mitch Benson, our Chief Strategy Officer, was an employee of the Company prior to June, 30, 2023. Mr. Benson has served as an Officer of the Company since August 2019. His spouse, Ms. Tara Gunther, had been an employee of the Company since 2014. Her 2022 base salary and short-term incentive award was approximately $0.2 million in the aggregate. She also received benefits generally available to all employees. The compensation for Ms. Gunther was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions. For the six months ended June 30, 2023 (unaudited), Ms. Gunther's base salary was $0.2 million.

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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12, with over 7,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through our earlier acquisitions to add online skills portfolio capabilities for Higher Education students and assessment and analytics capabilities. Most recently, we acquired Eesysoft (rebranded to “Impact by Instructure” subsequent to acquisition, or “Impact”) to allow educators to evaluate the impact education technologies have on student engagement and outcome, Kimono LLC (rebranded to “Elevate Data Sync” subsequent to acquisition) to secure data syncing capabilities across applications within a school environment, Concentric Sky, the maker of Badgr, (rebranded to “Canvas Credentials” subsequent to acquisition) to empower institutions to help learners navigate their personal learning journeys through stackable digital credentialing technology that allows them to carry proof of their academic achievements and skills development, and LearnPlatform to empower educational organizations to evaluate and manage ongoing usage and effectiveness of digital learning products. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching and learning. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the unaudited three and six months ended June 30, 2023 and 2022.

For the unaudited three months ended June 30, 2023 and 2022:

•
Our revenue was $131.1 million and $114.6 million, respectively.
•
Our net loss was $11.0 million and $12.9 million, respectively.
•
Our adjusted EBITDA was $51.3 million and $39.8 million, respectively.
•
Our operating cash flow was $25.1 million and $8.6 million, respectively.
•
Our free cash flow was $23.5 million and $6.6 million, respectively.

For the unaudited six months ended June 30, 2023 and 2022:

•
Our revenue was $259.9 million and $228.0 million, respectively.
•
Our net loss was $22.8 million and $18.5 million, respectively.
•
Our adjusted EBITDA was $99.5 million and $83.4 million, respectively.
•
Our operating cash flow was $(55.8) million and $(57.5) million, respectively.
•
Our free cash flow was $(58.6) million and $(60.9) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures, see “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measures.

Recent Developments

Macroeconomic Conditions and Trends

Adverse macroeconomic conditions, including but not limited to high inflation, slower economic growth or recession, changes to fiscal and monetary policy, high interest rates, currency fluctuations, market-wide liquidity issues and challenges in the supply chain could impact our business and customer spending. Certain of our customers may also be negatively impacted by these events.

In March 2023, Silicon Valley Bank (“SVB”) was closed and placed in receivership with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The majority of our cash deposits are held by financial institutions other than SVB. Any amounts deposited with SVB are fully accessible. However, there is continued uncertainty in the markets regarding the stability of the banking system and especially of regional banks and the safety of deposits in excess of FDIC insured deposit limits. If the various banks and financial institutions at which we hold our cash enter receivership or become insolvent, our ability to access our cash may be threatened.

During 2022, the U.S. dollar strengthened against foreign currencies. The U.S dollar may continue to strengthen against foreign currencies if the U.S. Federal Reserve further raises the federal funds interest rate, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 6.12% as of December 31, 2022 to 7.85% as of June 30, 2023 (unaudited), impacting our cost of debt. These items have not had a material impact on our results of operations to date.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following trends and our ability to:

Increase Adoption of Cloud-Based Software by Higher Education and K-12 Institutions

Our ability to increase market adoption of our platform is driven by the overall adoption of cloud applications and infrastructure by academic institutions. We believe that Higher Education and K-12 institutions continue to be poised to accelerate the pace of cloud adoption to support near-term online educational needs as a result of continued adoption of remote education and continued digital transformation in education, to withstand future challenges. Academic institutions that relied upon on-premises solutions to support remote operations faced significant delays at the height of the pandemic. In order to continue providing a high-quality education and support in-person, remote, and hybrid learning, institutions must make a fundamental shift to adopt cloud-based collaboration solutions. As the leader in the market for cloud-based learning technology, we believe the imperative for these institutions to adopt cloud infrastructure will increase demand for our platform and broaden our customer base.

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

Subscription revenue is derived from customers using our learning platform and is driven primarily by the number of customers, the number of users at each customer, the price of our applications, and renewals. Support revenue is derived from customers purchasing additional support beyond the standard support that is included in the basic SaaS fee. Our contracts typically vary in length between one and five years. Subscriptions and support are non-cancelable and are billed in advance on an annual basis. All subscription and support fees billed are initially recorded in deferred revenue and recognized ratably over the subscription term.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at June 30, 2023 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, net of valuation allowance recorded.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription and support	$118,569	$102,905	$237,049	$206,397
Professional services and other	12,501	11,672	22,864	21,642
Total revenue	131,070	114,577	259,913	228,039
Cost of revenue:
Subscription and support(1) (2) (3)	38,377	35,868	77,187	71,414
Professional services and other(1) (3)	6,912	6,530	13,934	11,995
Total cost of revenue	45,289	42,398	91,121	83,409
Gross profit	85,781	72,179	168,792	144,630
Operating expenses:
Sales and marketing(1) (2) (3)	52,159	45,885	103,009	89,206
Research and development(1) (2) (3)	21,482	18,669	45,184	35,870
General and administrative(1) (3)	14,218	14,253	28,591	29,869
Total operating expenses	87,859	78,807	176,784	154,945
Loss from operations	(2,078)	(6,628)	(7,992)	(10,315)
Other income (expense):
Interest income	320	27	1,661	63
Interest expense	(10,289)	(4,611)	(19,774)	(9,164)
Other income (expense)(3)	402	(3,417)	478	(3,111)
Total other income (expense), net	(9,567)	(8,001)	(17,635)	(12,212)
Loss before income taxes	(11,645)	(14,629)	(25,627)	(22,527)
Income tax benefit	672	1,710	2,797	4,063
Net loss	$(10,973)	$(12,919)	$(22,830)	$(18,464)

(1)
Includes stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$474	$325	$853	$607
Professional services and other	622	465	1,036	841
Sales and marketing	3,469	2,772	5,997	5,349
Research and development	3,480	2,686	6,654	5,226
General and administrative	3,811	3,139	7,326	6,840
Total stock-based compensation	$11,856	$9,387	$21,866	$18,863

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$16,265	$15,859	$32,338	$31,549
Sales and marketing	19,475	18,332	39,145	36,381
Research and development	4	—	9	—
Total amortization of acquisition-related intangibles	$35,744	$34,191	$71,492	$67,930

(3)
Includes transaction, sponsor, other non-recurring costs, and foreign currency gains and losses as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$989	$9	$1,283	$18
Professional services and other	14	41	239	95
Sales and marketing	1,610	110	3,369	390
Research and development	1,414	502	4,982	792
General and administrative	606	726	2,103	2,563
Other income (expense)	391	(3,477)	641	(3,185)
Total costs for transaction, sponsor, other non-recurring costs, and foreign currency gains and losses	$4,242	$4,865	$11,335	$7,043

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	90%	91%	91%
Professional services and other	10	10	9	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	29	31	30	31
Professional services and other	5	6	5	5
Total cost of revenue	34	37	35	36
Gross profit	66	63	65	64
Operating expenses:
Sales and marketing	40	40	40	39
Research and development	16	16	17	16
General and administrative	11	12	11	13
Total operating expenses	67	68	68	68
Loss from operations	(1)	(5)	(3)	(4)
Other income (expense):
Interest income	—	—	1	—
Interest expense	(8)	(4)	(8)	(4)
Other income (expense)	—	(3)	—	(1)
Total other income (expense), net	(8)	(7)	(7)	(5)
Loss before income taxes	(9)	(12)	(10)	(9)
Income tax benefit	1	2	1	2
Net loss	(8)%	(10)%	(9)%	(7)%

Comparison of the unaudited three and six months ended June 30, 2023 and unaudited three and six months ended June 30, 2022.

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Subscription and support	$118,569	$102,905	$15,664	15%	$237,049	$206,397	$30,652	15%
Professional services and other	12,501	11,672	829	7	22,864	21,642	1,222	6
Total revenue	$131,070	$114,577	$16,493	14%	$259,913	$228,039	$31,874	14%

Three month change

Subscription and support revenue increased $15.7 million for the unaudited three months ended June 30, 2023. The increase is due to expanded use of our solutions, including among new and existing customers. For the unaudited three months ended June 30, 2023, revenue from new customers increased by $8.4 million and revenue from existing customers increased by $7.3 million. International markets contributed 20% of the total revenue for the unaudited three months ended June 30, 2023, an increase of $3.1 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.8 million for the unaudited three months ended June 30, 2023. The increase is due to the expanded use of our solutions as discussed above.

Six month change

Subscription and support revenue increased $30.7 million for the unaudited six months ended June 30, 2023. The increase is due to expanded use of our solutions, including among new and existing customers. For the unaudited six months ended June 30, 2023, revenue from new customers increased by $17.4 million and revenue from existing customers increased by $13.3 million. International markets contributed 20% of the total revenue for the unaudited six months ended June 30, 2023, an increase of $6.0 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $1.2 million for the unaudited six months ended June 30, 2023. The increase is due to the expanded use of our solutions as discussed above.

Cost of Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$38,377	$35,868	$2,509	7%	$77,187	$71,414	$5,773	8%
Professional services and other	6,912	6,530	382	6	13,934	11,995	1,939	16
Total cost of revenue	$45,289	$42,398	$2,891	7%	$91,121	$83,409	$7,712	9%
Gross margin percentage
Subscription and support revenue	68%	65%			67%	65%
Professional services and other	45	44			39	45
Total gross margin	65	63			65	63

Three month change

Subscription and support cost of revenue increased $2.5 million for the unaudited three months ended June 30, 2023 due to an increase in web hosting costs of $1.5 million, an increase in amortization of acquisition-related intangibles of $0.6 million, an increase in third-party contractor and consulting costs of $0.5 million, an increase in salaries, wages, and payroll-related benefits of $0.1 million, and other insignificant increases totaling $0.1 million. These increases were offset by a decrease in software expenses of $0.3 million.

Professional services and other cost of revenue increased $0.4 million for the unaudited three months ended June 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $0.6 million. This increase was offset by a decrease in software expenses of $0.2 million.

Six month change

Subscription and support cost of revenue increased $5.8 million for the unaudited six months ended June 30, 2023 due to an increase in web hosting costs of $3.3 million, an increase in amortization of acquisition-related intangibles of $1.2 million, an increase in third-party contractor and consulting costs of $0.7 million, an increase in salaries, wages, and payroll-related benefits of $0.6 million, an increase in stock-based compensation of $0.2 million, and other insignificant increases totaling $0.1 million. These increases were offset by a decrease in software expenses of $0.3 million.

Professional services and other cost of revenue increased $1.9 million for the unaudited six months ended June 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $1.5 million, an increase in stock-based compensation of $0.2 million, an increase in bonuses of $0.1 million, and an increase in travel expenses of $0.1 million.

Operating Expenses

Sales and Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$52,159	$45,885	$6,274	14%	$103,009	$89,206	$13,803	15%

Three month change

Sales and marketing expenses increased $6.3 million for the unaudited three months ended June 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $1.4 million, an increase in third-party contracting and consulting costs of $1.4 million, an increase in amortization of acquisition-related intangibles of $1.1 million, an increase in commissions of $0.9 million, an increase in marketing expenses, including tradeshows, conferences, and public relations, of $0.8 million, an increase in stock-based compensation of $0.7 million, and an increase in bonuses of $0.1 million. These increases were offset by other insignificant decreases totaling $0.1 million.

Six month change

Sales and marketing expenses increased $13.8 million for the unaudited six months ended June 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $4.2 million, an increase in amortization of acquisition-related intangibles of $2.6 million, an increase in commissions of $1.9 million, an increase in third-party contracting and consulting costs of $1.7 million, an increase in travel expenses of $1.1 million, an increase in marketing expenses, including tradeshows, conferences, and public relations, of $0.7 million, an increase in stock-based compensation of $0.6 million, an increase in software expenses of $0.4 million, an increase in bonuses of $0.3 million, an increase in employee-related incentives of $0.2 million, and other insignificant increases totaling $0.1 million.

Research and Development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$21,482	$18,669	$2,813	15%	$45,184	$35,870	$9,314	26%

Three month change

Research and development expenses increased $2.8 million for the unaudited three months ended June 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $2.6 million and an increase in stock-based compensation of $0.8 million. These increases were offset by decreases in software expenses and related maintenance of $0.2 million, a decrease in third-party contractor and consulting costs of $0.2 million, and a decrease in employee-related incentives of $0.2 million.

Six month change

Research and development expenses increased $9.3 million for the unaudited six months ended June 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $6.0 million, an increase in stock-based compensation of $1.4 million, offset by a decrease in bonuses of $0.2 million. There were additional increases related to third-party contractor and consulting costs of $1.8 million, an increase in software expenses and related maintenance of $0.3 million, and an increase in travel expenses of $0.2 million. These increases were offset by a decrease in employee-related incentives of $0.2 million.

General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$14,218	$14,253	$(35)	(0)%	$28,591	$29,869	$(1,278)	(4)%

Three month change

General and administrative expenses did not significantly change for the unaudited three months ended June 30, 2023 due to increases in salaries, wages, and payroll-related benefits of $0.6 million and increases in third-party contractor and consulting costs of $1.0 million, which were offset by a decrease in insurance expenses of $0.5 million, a decrease in software expenses of $0.1 million, and other insignificant decreases totaling $0.1 million.

Six month change

General and administrative expenses decreased by $1.3 million for the unaudited six months ended June 30, 2023 due to a decrease in insurance expenses of $1.0 million, a decrease in third-party contractor and consulting costs of $0.8 million, and a decrease in employee-related incentives of $0.1 million. These decreases were offset by an increase in stock-based compensation of $0.5 million and an increase in salaries, wages, and payroll-related benefits of $0.1 million.

Other Income (Expense), Net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net	$(9,567)	$(8,001)	$(1,566)	20%	$(17,635)	$(12,212)	$(5,423)	44%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $1.6 million for the unaudited three months ended June 30, 2023 as a result of increased interest expense of $5.7 million due to interest rate increases on our Senior Term Loan (as defined below). This increase in expense was offset by $3.8 million related to realized and unrealized foreign currency gains, and an increase in interest income of $0.3 million.

Six month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $5.4 million for the unaudited six months ended June 30, 2023 as a result of increased interest expense of $10.6 million due to interest rate increases on our Senior Term Loan (as defined below) and an increase in expense from disposal of fixed assets of $0.2 million. These increases in expense were offset by $3.8 million related to realized and unrealized foreign currency gains, and an increase in interest income of $1.6 million.

Income Tax Benefit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Income tax benefit	$672	$1,710	$(1,038)	(61)%	$2,797	$4,063	$(1,266)	(31)%

Three month change

Income tax benefit decreased $1.0 million for the unaudited three months ended June 30, 2023. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes.

Six month change

Income tax benefit decreased $1.3 million for the unaudited six months ended June 30, 2023. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Due to the Company's net operating loss (“NOL”) carryforward position, the decrease in the income tax benefit was driven mainly by foreign tax rate changes.

Liquidity and Capital Resources

As of June 30, 2023 (unaudited) and December 31, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $129.8 million and $190.3 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Term Loan, (as defined below). As of June 30, 2023 (unaudited) and December 31, 2022, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023 (unaudited), we had deferred revenue of $330.7 million, of which $317.4 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2022, we had deferred revenue of $289.4 million, of which $275.6 million was recorded as a current liability.

The following table shows our cash flows for the unaudited six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(55,760)	$(57,540)
Net cash used in investing activities	(2,865)	(22,863)
Net cash provided by (used in) financing activities	(2,277)	1,138

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of June 30, 2023 there have not been any borrowings incurred under the Senior Revolver.

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

On June 21, 2023, we entered into the first amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) whereby all borrowings denominated in U.S. Dollars and that incur interest or fees using the Eurocurrency Rate, which are determined by reference to the London Interbank Offered Rate (“LIBOR”), have been replaced with the Secured Overnight Financing Rate (“SOFR”). For SOFR loans, the loans denominated in Dollars now bear interest at the Adjusted Term SOFR Rate, which is equal to the Term SOFR Reference Rate, as published by the CME Term SOFR Administrator, plus the Term SOFR Adjustment as dictated by the interest rate period elected by the Company. The Term SOFR Adjustment ranges from 0.11448% to 0.42826% per annum. The Applicable Rate (x) for the Initial Term Loans remains at 2.75% per annum for SOFR loans and (y) for the Revolving Credit Facility remains at 2.5% per annum with applicable step downs. The transition from LIBOR to SOFR became effective on July 5, 2023. All other terms and conditions in place under the 2021 Credit Agreement on the effective date of the Amended 2021 Credit Agreement remained unchanged and in full effect.

As of June 30, 2023 (unaudited), we had outstanding borrowings of $493.8 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $3.8 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the unaudited six months ended June 30, 2023 was $55.8 million, which was attributable to a net loss of $22.8 million adjusted for certain non-cash items, including $21.3 million of stock-based compensation expense, $73.8 million of depreciation and amortization, $0.6 million of amortization of debt discount and issuance costs and $0.2 million in other non-cash items. These amounts were offset by a decrease of $4.4 million to deferred income taxes. Working capital sources of cash included a net decrease of $96.0 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $26.8 million, while accounts payable and accrued liabilities decreased by $1.7 million, lease liabilities decreased by $3.8 million, other liabilities decreased by $0.4 million, deferred commissions decreased by $1.8 million, and right-of-use assets decreased by $2.3 million.

Net cash used in operating activities during the unaudited six months ended June 30, 2022 was $57.5 million, which was attributable to a net loss of $18.5 million adjusted for certain non-cash items, including $16.0 million of stock-based compensation expense, $70.0 million depreciation and amortization and $0.6 million in amortization of debt discount and issuance costs, and $2.6 million in other non-cash items. These amounts were offset by a decrease of $5.4 million to deferred income taxes. Working capital sources of cash included a net decrease of $90.2 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $21.2 million, lease liabilities decreased by $3.5 million, other liabilities decreased by $1.4 million, accounts payable and accrued liabilities decreased by $9.1 million deferred commissions decreased by $0.2 million, and right-of-use assets decreased by $2.4 million.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the unaudited six months ended June 30, 2023 was $2.9 million, consisting of purchases of property and equipment of $2.9 million.

Net cash used in investing activities during the unaudited six months ended June 30, 2022 was $22.9 million, consisting of the acquisition of Canvas Credentials of $19.5 million, net of cash received, and purchases of property and equipment of $3.4 million.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, and repayments of long-term debt.

Net cash used in financing activities during the unaudited six months ended June 30, 2023 was $2.3 million, which consisted of $3.3 million in proceeds from the issuance of common stock from employee equity plans, offset by $3.0 million of shares repurchased for tax withholdings on vesting of RSUs, $0.1 million of financing costs, and $2.5 million in payments on long-term debt.

Net cash provided by financing activities during the unaudited six months ended June 30, 2022 was $1.1 million, which consisted of $4.1 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.7 million of shares repurchased for tax withholdings on vesting of RSUs and principal payments made on our long-term debt of $1.3 million.

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

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2022 10-K.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loss from operations	(2,078)	(6,628)	(7,992)	(10,315)
Stock-based compensation	11,856	9,387	21,866	18,863
Transaction costs (1)	2,317	927	6,153	2,351
Sponsor costs (2)	24	169	82	303
Other non-recurring costs (3)	2,292	292	5,741	1,204
Amortization of acquisition-related intangibles	35,744	34,191	71,492	67,930
Fair value adjustments to deferred revenue in connection with purchase accounting	—	331	—	830
Non-GAAP operating income	$50,155	$38,669	$97,342	$81,166

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes other non-recurring costs as follows:	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Contract modification fees	491	—	606	230
Employee severance	526	265	2,385	330
Workforce realignment costs	725	—	1,785	354
Other insignificant non-recurring costs	550	27	965	290
Total other non-recurring costs	$2,292	$292	$5,741	$1,204

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

The following table provides a reconciliation of net cash used in operating activities to free cash flow for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$25,073	$8,619	$(55,760)	$(57,540)
Purchases of property and equipment and intangible assets	(1,573)	(2,082)	(2,900)	(3,415)
Proceeds from disposals of property and equipment	29	14	35	36
Free cash flow	$23,529	$6,551	$(58,625)	$(60,919)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, transaction costs, sponsor costs, other non-recurring costs, effects of foreign currency transaction (gains) and losses, amortization of acquisition-related intangibles, interest income, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact and Elevate Data Sync acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(10,973)	$(12,919)	$(22,830)	$(18,464)
Interest on outstanding debt and loss on debt extinguishment	10,287	4,608	19,772	9,161
Benefit for taxes	(672)	(1,710)	(2,797)	(4,063)
Depreciation	1,092	1,053	2,295	2,058
Amortization	—	2	2	4
Stock-based compensation	11,856	9,387	21,866	18,863
Transaction costs (1)	2,317	927	6,153	2,351
Sponsor costs (2)	24	169	82	303
Other non-recurring costs (3)	2,298	292	5,848	1,204
Effects of foreign currency transaction (gains) and losses	(397)	3,477	(748)	3,185
Amortization of acquisition-related intangibles	35,744	34,191	71,492	67,930
Interest income	(316)	—	(1,617)	—
Fair value adjustments to deferred revenue in connection with purchase accounting	—	331	—	830
Adjusted EBITDA	$51,260	$39,808	$99,518	$83,362
(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-close integration activities.

(2)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes other non-recurring costs as follows:	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loss on exit of leased properties	6	—	107	—
Contract modification fees	491	—	606	230
Employee severance	526	265	2,385	330
Workforce realignment costs	725	—	1,785	354
Other insignificant non-recurring costs	550	27	965	290
Total other non-recurring costs	$2,298	$292	$5,848	$1,204

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies, industry, market and macroeconomic expectations, or future business and product capabilities are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•
the impact on our business by health pandemics or epidemics;
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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited three and six months ended June 30, 2023 (unaudited), a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $129.8 million and $190.3 million as of June 30, 2023 (unaudited) and December 31, 2022, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At June 30, 2023 (unaudited) and December 31, 2022, we also had in place a $125.0 million Senior Revolver and approximately $493.8 million outstanding on our Senior Term Loan. As of June 30, 2023 (unaudited) and December 31, 2022, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. At June 30, 2023 (unaudited) and December 31, 2022, the applicable rate was 7.85% and 6.12%, respectively.

We have an agreement to maintain cash balances at a financial institution of no less than $3.8 million as collateral for several letters of credit for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors included in the section entitled “Risk Factors” included in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(1)
3.2	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(2)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed May 30, 2023
10.1

First Amendment to Credit Agreement, dated as of June 21, 2023, 2023, between JPMorgan Chase Bank, N.A., as administrative agent, Instructure Holdings, Inc. and the lenders and L/C issuers from time to time party thereto, including Exhibit A, which is a conformed copy off the Credit Agreement

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

Instructure Holdings, Inc.

Date: August 2, 2023	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)