Form 10-Q
period 2023-09-30
INSTRUCTURE HOLDINGS, INC.
filed 2023-11-01
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, there were 144,696,156 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,858	$185,954
Accounts receivable—net	92,708	71,428
Prepaid expenses	18,244	11,120
Deferred commissions	14,363	13,390
Other current assets	4,125	3,144
Total current assets	434,298	285,036
Property and equipment, net	13,656	12,380
Right-of-use assets	10,227	13,575
Goodwill	1,265,316	1,266,402
Intangible assets, net	435,442	542,679
Noncurrent prepaid expenses	5,253	871
Deferred commissions, net of current portion	14,912	18,781
Deferred tax assets	8,389	8,143
Other assets	7,710	5,622
Total assets	$2,195,203	$2,153,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,539	$18,792
Accrued liabilities	21,162	28,483
Lease liabilities	7,355	7,205
Long-term debt, current	4,013	4,013
Deferred revenue	334,404	275,564
Total current liabilities	385,473	334,057
Long-term debt, net of current portion	483,385	486,471
Deferred revenue, net of current portion	12,700	13,816
Lease liabilities, net of current portion	11,090	16,610
Deferred tax liabilities	16,069	24,702
Other long-term liabilities	4,226	1,706
Total liabilities	912,943	877,362
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of September 30, 2023 (unaudited) and December 31, 2022; 144,696 and 142,917 shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022, respectively.	1,447	1,429
Additional paid-in capital	1,610,026	1,575,600
Accumulated deficit	(329,213)	(300,902)
Total stockholders’ equity	1,282,260	1,276,127
Total liabilities and stockholders’ equity	$2,195,203	$2,153,489

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription and support	$123,110	$109,727	$360,159	$316,124
Professional services and other	11,811	12,702	34,675	34,344
Total revenue	134,921	122,429	394,834	350,468
Cost of revenue:
Subscription and support	40,345	37,005	117,532	108,419
Professional services and other	7,082	7,068	21,016	19,063
Total cost of revenue	47,427	44,073	138,548	127,482
Gross profit	87,494	78,356	256,286	222,986
Operating expenses:
Sales and marketing	46,734	45,737	149,743	134,943
Research and development	20,688	20,596	65,872	56,466
General and administrative	15,522	14,408	44,113	44,277
Total operating expenses	82,944	80,741	259,728	235,686
Income (loss) from operations	4,550	(2,385)	(3,442)	(12,700)
Other income (expense):
Interest income	1,360	303	3,021	366
Interest expense	(10,868)	(7,173)	(30,642)	(16,337)
Other income (expense)	(2,443)	(3,856)	(1,965)	(6,967)
Total other income (expense), net	(11,951)	(10,726)	(29,586)	(22,938)
Loss before income taxes	(7,401)	(13,111)	(33,028)	(35,638)
Income tax benefit	1,920	3,056	4,717	7,119
Net loss and comprehensive loss	$(5,481)	$(10,055)	$(28,311)	$(28,519)
Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.20)	$(0.20)
Weighted average common shares used in computing basic and diluted net loss per common share	144,222	142,108	143,665	141,536

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2023	143,991	$1,440	$1,597,409	$(323,732)	$1,275,117
Vesting of restricted stock units	653	7	(7)	—	—
Purchase of ESPP shares	127	1	2,721	—	2,722
Shares withheld for tax withholding on vesting of restricted stock units	(75)	(1)	(1,959)	—	(1,960)
Stock-based compensation	—	—	11,862	—	11,862
Net loss	—	—	—	(5,481)	(5,481)
Balances at September 30, 2023	144,696	$1,447	$1,610,026	$(329,213)	$1,282,260

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2022	141,914	$1,419	$1,558,193	$(285,124)	$1,274,488
Vesting of restricted stock units	484	5	(5)	—	—
Purchase of ESPP shares	178	2	3,249	—	3,251
Shares withheld for tax withholding on vesting of restricted stock units	(73)	(1)	(1,644)	—	(1,645)
Stock-based compensation	—	—	8,769	—	8,769
Net loss	—	—	—	(10,055)	(10,055)
Balances at September 30, 2022	142,503	$1,425	$1,568,562	$(295,179)	$1,274,808

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127
Vesting of restricted stock units	1,674	18	(18)	—	—
Purchase of ESPP shares	300	3	6,014	—	6,017
Shares withheld for tax withholding on vesting of restricted stock units	(195)	(3)	(4,943)	—	(4,946)
Stock-based compensation	—	—	33,373	—	33,373
Net loss	—	—	—	(28,311)	(28,311)
Balances at September 30, 2023	144,696	$1,447	$1,610,026	$(329,213)	$1,282,260

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140,741	$1,407	$1,539,638	$(266,660)	$1,274,385
Vesting of restricted stock units	1,498	15	(15)	—	—
Purchase of ESPP shares	418	5	7,322	—	7,327
Shares withheld for tax withholding on vesting of restricted stock units	(154)	(2)	(3,331)	—	(3,333)
Stock-based compensation	—	—	24,948	—	24,948
Net loss	—	—	—	(28,519)	(28,519)
Balances at September 30, 2022	142,503	$1,425	$1,568,562	$(295,179)	$1,274,808

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(28,311)	$(28,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,481	3,145
Amortization of intangible assets	107,237	102,195
Amortization of deferred financing costs	889	881
Stock-based compensation	32,986	24,670
Deferred income taxes	(7,793)	(10,064)
Other	2,853	4,917
Changes in assets and liabilities:
Accounts receivable, net	(22,597)	(20,357)
Prepaid expenses and other assets	(15,250)	(10,941)
Deferred commissions	2,896	(1,333)
Right-of-use assets	3,348	3,638
Accounts payable and accrued liabilities	(7,565)	(2,395)
Deferred revenue	57,724	62,621
Lease liabilities	(5,370)	(5,343)
Other liabilities	2,520	(1,641)
Net cash provided by operating activities	127,048	121,474
Investing activities:
Purchases of property and equipment	(4,708)	(4,979)
Proceeds from sale of property and equipment	42	41
Business acquisitions, net of cash received	—	(19,484)
Net cash used in investing activities	(4,666)	(24,422)
Financing activities:
Proceeds from issuance of common stock from employee equity plans	6,018	7,327
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,949)	(3,333)
Payments for financing costs	(84)	—
Repayments on long-term debt	(3,750)	(2,500)
Net cash provided by (used in) financing activities	(2,765)	1,494
Foreign currency impacts on cash, cash equivalents, and restricted cash	(1,246)	(4,256)
Net increase in cash, cash equivalents, and restricted cash	118,371	94,290
Cash, cash equivalents, and restricted cash, beginning of period	190,266	169,152
Cash, cash equivalents, and restricted cash, end of period	$308,637	$263,442
Supplemental cash flow disclosure:
Cash paid for taxes	$2,657	$3,034
Interest paid	$31,455	$9,950
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$75	$20

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual cash collateral arrangements (in thousands):

	Nine months ended September 30,
	2023	2022

Cash and equivalents	$304,858	$259,161
Restricted cash	3,779	4,281
Total cash, cash equivalents, and restricted cash	$308,637	$263,442

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

Instructure is an education technology company dedicated to elevating student access, amplifying the power of teaching, and inspiring everyone to learn together. Instructure’s learning platform delivers a next-generation learning management system (“LMS”), robust assessments for learning, actionable analytics, and engaging, dynamic content. Instructure offers its learning platform through a Software-as-a-Service, or SaaS, business model. Instructure, Inc. was incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, and Singapore.

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

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (the “2022 10-K”).

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

Operating Segments

We operate in a single operating segment: cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2022 10-K. There have been no significant changes to these policies during the unaudited nine months ended September 30, 2023.

Recent Accounting Pronouncements

Adopted accounting pronouncements

Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Upon adoption a lessor is required to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on the commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related notes.

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

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Numerator:
Net loss	$(5,481)	$(10,055)	$(28,311)	$(28,519)
Denominator:
Weighted-average common shares outstanding—basic	144,222	142,108	143,665	141,536
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—	—	—
Weighted-average common shares outstanding—diluted	144,222	142,108	143,665	141,536
Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.20)	$(0.20)

For the unaudited three and nine months ended September 30, 2023, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and of shares issuable under the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. We also incurred losses in the unaudited three and nine months ended September 30, 2022. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Restricted stock units	5,222	5,204	5,222	5,204
Shares issuable under employee stock purchase plan	33	35	33	35
Total	5,255	5,239	5,255	5,239

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Computer and office equipment	$5,436	$5,528
Capitalized software development costs	12,699	8,585
Furniture and fixtures	1,420	1,589
Leasehold improvements and other	6,283	6,970
Total property and equipment	25,838	22,672
Less accumulated depreciation and amortization	(12,182)	(10,292)
Total	$13,656	$12,380

Accumulated amortization for capitalized software development costs was $4.1 million and $2.4 million at September 30, 2023 (unaudited) and December 31, 2022, respectively. Amortization expense for capitalized software development costs for the unaudited three and nine months ended September 30, 2023 was $0.7 million and $1.8 million, respectively, and $0.4 million and $1.0 million for the unaudited three and nine months ended September 30, 2022, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

5. Acquisitions

2022 Acquisitions

On April 13, 2022, we acquired all outstanding shares of Concentric Sky, Inc. (“Concentric Sky,” which was rebranded to “Canvas Credentials” subsequent to acquisition) for the purpose of our continued commitment to building the education industry’s most integrated teaching and learning platform to support lifelong learning. $0.5 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back had been paid in full as of December 31, 2022. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. For tax purposes, a 338(h)(10) election was filed to step up the tax basis of assets acquired to fair market value.

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

On December 15, 2022, we acquired all outstanding shares of LearnPlatform, Inc. (“LearnPlatform”) to accelerate the impact of the Instructure learning platform for schools, universities, and shared partner providers by adding evidence-based insight into inventory, compliance, procurement, and usage. $0.2 million of the purchase price was held back for a period of 90 days following the acquisition for working capital adjustments. The amount held back had been paid in full as of March 31, 2023. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented. At the time of the acquisition, we recorded a provisional net deferred tax liability of $3.4 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. During the third quarter of 2023, an adjustment of $1.1 million was made to the provisional net deferred tax liability, with a corresponding decrease to goodwill, in connection with the completion of the LearnPlatform tax filings for the period ending December 15, 2022.

The final allocation of the purchase price was as follows (in thousands):

Consideration transferred
Cash paid	$93,825
Holdback amount	150
Total purchase consideration	$93,975

Identifiable assets acquired
Cash	$4,297
Accounts receivable	1,306
Prepaid expenses and other assets	373
Right-of-use asset	288
Deferred tax asset	1,020
Intangible assets: developed technology	7,600
Intangible assets: customer relationships	28,700
Intangible assets: trade names and trademarks	300
Intangible assets: non-compete agreements	50
Total assets acquired	$43,934

Liabilities assumed
Accounts payable and accrued liabilities	$767
Deferred revenue	6,900
Lease liabilities	288
Deferred tax liabilities	3,341
Total liabilities assumed	$11,296
Goodwill	61,337
Total purchase consideration	$93,975

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, of which $9.7 million is expected to be deductible for tax purposes from the Canvas Credentials acquisition. The goodwill generated from all transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven years. The trade names acquired are amortized over the estimated useful life of one to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Non-compete agreements are amortized over an estimated useful life of three years and amortization is included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2022	$1,266,402
Reductions - see Note 5. “Acquisitions”	(1,086)
Balance as of September 30, 2023 (unaudited)	$1,265,316

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	September 30, 2023			December 31, 2022
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(unaudited)
Software	0 Months	$21	$(21)	$—	$21	$(20)	$1
Trade names	77 Months	126,100	(45,996)	80,104	126,100	(35,936)	90,164
Developed technology	23 Months	325,300	(216,398)	108,902	325,300	(167,600)	157,700
Customer relationships	48 Months	451,400	(205,001)	246,399	451,400	(156,635)	294,765
Non-compete agreements	27 Months	50	(13)	37	50	(1)	49
Total		$902,871	$(467,429)	$435,442	$902,871	$(360,192)	$542,679

Amortization expense for intangible assets was $35.7 million and $107.2 million for the unaudited three and nine months ended September 30, 2023, respectively, and $34.3 million and $102.2 million for the unaudited three and nine months ended September 30, 2022, respectively.

Based on the recorded intangible assets at September 30, 2023 (unaudited), estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,	(unaudited)
Remainder of 2023	$35,731
2024	142,442
2025	99,729
2026	79,625
2027	40,682
2028 and thereafter	37,233
Total	$435,442

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

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, (the “2021 Credit Agreement”) governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under the Credit Agreement (the “Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of September 30, 2023 (unaudited), we had no outstanding borrowings under our Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we were required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company’s Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio.

On June 21, 2023, we entered into the first amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) whereby all borrowings denominated in U.S. dollars and that incur interest or fees using the Eurocurrency Rate, which are determined by reference to the London Interbank Offered Rate (“LIBOR”), have been replaced with the Secured Overnight Financing Rate (“SOFR”). For SOFR loans, the loans denominated in dollars now bear interest at the Adjusted Term SOFR Rate, which is equal to the Term SOFR Reference Rate, as published by the CME Term SOFR Administrator, plus the Term SOFR Adjustment as dictated by the interest rate period elected by the Company. The Term SOFR Adjustment ranges from 0.11448% to 0.42826% per annum. The Applicable Rate (x) for the Initial Term Loans remains at 2.75% per annum for SOFR loans and (y) for the Revolving Credit Facility remains at 2.50% per annum with applicable step downs. The transition from LIBOR to SOFR became effective on July 5, 2023. All other terms and conditions in place under the 2021 Credit Agreement on the effective date of the Amended 2021 Credit Agreement remained unchanged and in full effect. All terms are defined within the Amended 2021 Credit Agreement, found in the Exhibit Index.

The Amended 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of September 30, 2023 (unaudited), there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of September 30, 2023 (unaudited).

As a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $0.3 million and $0.8 million of amortization of debt discount costs for the unaudited three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the unaudited three and nine months ended September 30, 2022, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At September 30, 2023 (unaudited) and December 31, 2022 the Company had an aggregate principal amount outstanding of $492.5 million and $496.3 million, respectively, under the Senior Term Loan, bearing interest at 8.68% and 6.12%, respectively. The Company had $5.1 million and $5.8 million of unamortized debt discount costs at September 30, 2023 (unaudited) and December 31, 2022, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

As a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $0.1 million of amortization of debt issuance costs for the unaudited three and nine months ended September 30, 2023, respectively, and $47.0 thousand and $0.1 million for the unaudited three and nine months ended September 30, 2022, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.6 million and $0.7 million of unamortized debt issuance costs at September 30, 2023 (unaudited) and December 31, 2022, respectively, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Senior Secured Credit Facilities contain customary negative covenants. At September 30, 2023 (unaudited), the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities.

The maturities of outstanding debt as of September 30, 2023 (unaudited) are as follows (in thousands):

Amount
Years Ending December 31,	(unaudited)
Remainder of 2023	$1,250
2024	5,000
2025	5,000
2026	5,000
2027	5,000
Thereafter	471,250
Total	$492,500

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
United States	$107,583	$97,567	$314,547	$278,631
Foreign	27,338	24,862	80,287	71,837
Total revenue	$134,921	$122,429	$394,834	$350,468
Percentage of revenue generated outside of the United States	20%	20%	20%	20%

Deferred Revenue and Performance Obligations

During the unaudited three and nine months ended September 30, 2023, 80% and 64% of revenue recognized was included in our deferred revenue balance at June 30, 2023 (unaudited), and December 31, 2022, respectively. During the unaudited three and nine months ended September 30, 2022, 76% and 64%, respectively, of revenue recognized was included in our deferred revenue balance at June 30, 2022 (unaudited), and December 31, 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023 (unaudited), approximately $862.9 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 75% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of September 30, 2023 (unaudited) our largest customer’s outstanding net accounts receivable balance as a percentage of total outstanding net accounts receivable represented 15.5%. There were no other customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10% as of September 30, 2023. As of December 31, 2022, there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

Our provisions for credit loss balances at September 30, 2023 (unaudited) and December 31, 2022 were $2.0 million and $1.5 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $29.3 million and $32.2 million as of September 30, 2023 (unaudited) and December 31, 2022, respectively. Amortization expense for deferred commissions was $4.4 million and $14.5 million for the unaudited three and nine months ended September 30, 2023, respectively, and $4.4 million and $11.6 million for the unaudited three and nine months ended September 30, 2022, respectively. There was no impairment of deferred commissions during these periods.

10. Stock-Based Compensation

As of September 30, 2023 (unaudited) and December 31, 2022, there were 500,000,000 shares of common stock authorized. As of September 30, 2023 (unaudited) and December 31, 2022, there were 144,696,156 and 142,917,080 shares of common stock issued and outstanding, respectively.

Employee Equity Plans

In April 2020, as part of the Take-Private Transaction, the board of managers of TopCo approved the Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) and the Instructure Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business.

The 2020 Plan was terminated in July 2021 in connection with the initial public offering (the “IPO”). No further equity awards were granted under the 2020 Plan subsequent to the IPO. As of the IPO date, 2,271,698 vested incentive units under the 2020 Plan converted to 1,305,738 shares of the Company’s common stock and were released to the unit holders, and 6,126,802 unvested incentive units under the 2020 Plan were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs will generally vest in 11 equal quarterly installments which commenced on September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which serves as the successor to the 2020 Plan. Accordingly, no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,629,623 shares in January 2022 and 5,716,683 shares in January 2023. As of September 30, 2023, we had 19,827,266 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period ended on February 28, 2022. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,407,406 shares in January 2022 and 1,429,171 shares in January 2023. As of September 30, 2023 (unaudited), 4,018,556 shares of common stock were available for purchase under the 2021 ESPP.

During the unaudited three months ended September 30, 2023, we granted 153,795 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair value of the RSUs granted during the unaudited three months ended September 30, 2023 was $28.00, which represents the closing stock price for the underlying common stock on the grant date, with an aggregate fair value of $4.3 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Options	$—	$—	$—	$21
Restricted stock units	11,343	9,538	32,420	27,249
Shares issuable under employee stock purchase plan	412	522	1,201	1,653
Total stock-based compensation	$11,755	$10,060	$33,621	$28,923

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Subscription and support cost of revenue	$459	$358	$1,312	$965
Professional services and other cost of revenue	603	451	1,639	1,292
Sales and marketing	3,145	2,813	9,142	8,162
Research and development	3,792	3,035	10,446	8,261
General and administrative	3,756	3,403	11,082	10,243
Total stock-based compensation	$11,755	$10,060	$33,621	$28,923

In connection with the Take-Private Transaction on March 24, 2020, and except for certain executives, outstanding stock options and restricted stock units, and together with the stock options, “equity awards,” whether vested or unvested, were canceled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards vests and is payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the unaudited three and nine months ended September 30, 2023 the Company recognized $0.1 million and $0.6 million of stock-based compensation expense associated with Cash Replacement Awards, respectively, and $1.4 million and $4.3 million for the unaudited three and nine months ended September 30, 2022, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the unaudited nine months ended September 30, 2023 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2022	3,437	$21.60
Granted	2,714	25.27
Vested	(924)	22.32
Forfeited or canceled	(570)	22.23
Unvested and outstanding at September 30, 2023	4,657	$23.53

As of September 30, 2023 (unaudited) and December 31, 2022, total unrecognized compensation cost related to unvested RSUs amounted to $100.0 million and $68.3 million, respectively, which is expected to be recognized over a weighted average period of 3.0 years and 3.1 years, respectively.

The following table summarizes the activity of the incentive units granted under the 2020 Plan, subsequent to their conversion into RSUs under the 2021 Plan, for the unaudited nine months ended September 30, 2023 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2022	1,409	$10.72
Vested	(750)	11.26
Forfeited or canceled	(94)	11.08
Unvested and outstanding at September 30, 2023	565	$10.70

There were no incentive units granted subsequent to December 31, 2021. As of September 30, 2023 (unaudited) and December 31, 2022, we had $5.2 million and $14.2 million, respectively, of unrecognized stock-based compensation expense related to unvested incentive units exchanged for RSUs that are expected to be recognized over a weighted-average period of 0.6 and 1.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended September 30, 2023 and 2022 (unaudited):

	Three months ended September 30,
	2023	2022
Dividend yield	None	None
Volatility	18 - 25%	32 - 41%
Risk-free interest rate	5.20 - 5.47%	0.6 - 3.34%
Expected life (years)	0.5	0.5

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended September 30, 2023 (unaudited) and December 31, 2022.

Instruments Not Recorded at Fair Value on a Recurring Basis

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market-based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2023 (unaudited), the fair value of our Senior Term Loan was $487.4 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The Company subleases four of its locations. The first sublease expired in the second quarter of 2023, and the second, third, and fourth sublease terms had 63 months, 28 months, and 7 months remaining, as of September 30, 2023, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of total lease costs were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Operating lease cost, gross	$1,641	$1,568	$4,938	$4,952
Variable lease cost, gross(1)	491	522	1,988	1,649
Sublease income	(256)	(352)	(830)	(893)
Total lease costs(2)	$1,876	$1,738	$6,096	$5,708

(1)
Variable rent expense was not included within the measurement of the Company’s operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
(2)
Short-term lease costs for the unaudited three and nine months ended September 30, 2023 and 2022 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the unaudited three and nine months ended September 30, 2023 were $1.9 million and $6.5 million, respectively, and $2.0 million and $6.2 million for the unaudited three and nine months ended September 30, 2022, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of September 30, 2023 (unaudited), the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2023	$2,121
2024	8,523
2025	4,393
2026	2,787
2027	1,994
2028 and thereafter	1,098
Total lease payments	20,916
Less:
Imputed interest	(2,471)
Lease liabilities	18,445
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$18,031

As of September 30, 2023 (unaudited) and December 31, 2022, the weighted average remaining lease term was 3.1 and 3.6 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.21% and 8.20% as of September 30, 2023 (unaudited) and December 31, 2022, respectively.

14. Commitments and Contingencies

Non-cancelable purchase obligations

As of September 30, 2023 (unaudited), our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $2.9 million for fiscal year 2023, $49.2 million for fiscal year 2024, and $48.0 million for fiscal year 2025. During the unaudited three months ended September 30, 2023, we recognized $12.4 million in subscription and support cost of revenue, $0.4 million in research and development, and $0.2 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations, and during the unaudited nine months ended September 30, 2023 we recognized $35.4 million in subscription and support cost of revenue, $1.4 million in research and development, $0.6 million in professional services and other cost of revenue, and $0.1 million in selling and marketing in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit and Collateral Arrangements

As of September 30, 2023 (unaudited) and December 31, 2022, we had a total of $3.8 million and $4.3 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual cash collateral arrangements.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time arising in the normal course of business. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability in our condensed consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Although the results of litigation and claims are inherently unpredictable and uncertain, management does not believe that the outcome of our various legal proceedings, if determined adversely to us, individually or in the aggregate, would have a material impact on our financial position, results of operations, or liquidity.

15. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the unaudited three and nine months ended September 30, 2023 the Company incurred $0.1 million and $0.5 million of costs related to these services, respectively, and $0.2 million and $0.5 million for the unaudited three and nine months ended September 30, 2022, respectively. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

16. Subsequent Events

On October 30, 2023, Instructure entered into a Unit Purchase Agreement with PCS Holdings, LLC (“Parchment”), an all cash transaction valued at $835.0 million. Instructure intends to finance the transaction with a combination of cash on hand and approximately $685.0 million of additional borrowing under its existing credit facility. The transaction is expected to close in the first quarter of 2024, subject to regulatory approval and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Data for the year ended December 31, 2022 and the related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (the “2022 10-K”). The following discussion contains forward-looking statements. See the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q.

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

This discussion and analysis reflects our financial condition and results of operations for the unaudited three and nine months ended September 30, 2023 and 2022.

For the unaudited three months ended September 30, 2023 and 2022:

•
Our revenue was $134.9 million and $122.4 million, respectively.
•
Our net loss was $5.5 million and $10.1 million, respectively.
•
Our adjusted EBITDA was $58.2 million and $47.6 million, respectively.
•
Our operating cash flow was $182.6 million and $179.9 million, respectively.
•
Our free cash flow was $180.8 million and $178.3 million, respectively.

For the unaudited nine months ended September 30, 2023 and 2022:

•
Our revenue was $394.8 million and $350.5 million, respectively.
•
Our net loss was $28.3 million and $28.5 million, respectively.
•
Our adjusted EBITDA was $157.7 million and $131.0 million, respectively.
•
Our operating cash flow was $127.0 million and $121.5 million, respectively.
•
Our free cash flow was $122.4 million and $116.5 million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measures.

Recent Developments

Macroeconomic Conditions and Trends

Adverse macroeconomic conditions, including but not limited to high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, and market-wide liquidity issues could impact our business and customer spending. Certain of our customers may also be negatively impacted by these events.

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

During 2022, the U.S. dollar strengthened against foreign currencies. For the remainder of 2023, the U.S dollar may continue to strengthen against foreign currencies if the U.S. Federal Reserve further raises the federal funds interest rate, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 6.12% as of December 31, 2022 to 8.68% as of September 30, 2023 (unaudited), impacting our cost of debt. These items have not had a material impact on our results of operations to date.

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

Cost of Revenue

Cost of subscription and support revenue consists primarily of the costs of our cloud hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to information technology. Our acquired technology is amortized over the estimated useful life, which is five years.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The tax benefit at September 30, 2023 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, net of valuation allowance recorded.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription and support	$123,110	$109,727	$360,159	$316,124
Professional services and other	11,811	12,702	34,675	34,344
Total revenue	134,921	122,429	394,834	350,468
Cost of revenue:
Subscription and support(1) (2) (3)	40,345	37,005	117,532	108,419
Professional services and other(1) (3)	7,082	7,068	21,016	19,063
Total cost of revenue	47,427	44,073	138,548	127,482
Gross profit	87,494	78,356	256,286	222,986
Operating expenses:
Sales and marketing(1) (2) (3)	46,734	45,737	149,743	134,943
Research and development(1) (2) (3)	20,688	20,596	65,872	56,466
General and administrative(1) (3)	15,522	14,408	44,113	44,277
Total operating expenses	82,944	80,741	259,728	235,686
Income (loss) from operations	4,550	(2,385)	(3,442)	(12,700)
Other income (expense):
Interest income	1,360	303	3,021	366
Interest expense	(10,868)	(7,173)	(30,642)	(16,337)
Other income (expense)(3)	(2,443)	(3,856)	(1,965)	(6,967)
Total other income (expense), net	(11,951)	(10,726)	(29,586)	(22,938)
Loss before income taxes	(7,401)	(13,111)	(33,028)	(35,638)
Income tax benefit	1,920	3,056	4,717	7,119
Net loss	$(5,481)	$(10,055)	$(28,311)	$(28,519)

(1)
Includes stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$459	$358	$1,312	$965
Professional services and other	603	451	1,639	1,292
Sales and marketing	3,145	2,813	9,142	8,162
Research and development	3,792	3,035	10,446	8,261
General and administrative	3,756	3,403	11,082	10,243
Total stock-based compensation	$11,755	$10,060	$33,621	$28,923

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$16,265	$15,885	$48,603	$47,434
Sales and marketing	19,475	18,375	58,620	54,756
Research and development	4	—	13	—
Total amortization of acquisition-related intangibles	$35,744	$34,260	$107,236	$102,190

(3)
Includes transaction, sponsor, other non-recurring costs, and foreign currency gains and losses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue:
Subscription and support	$767	$141	$2,050	$159
Professional services and other	(4)	34	235	129
Sales and marketing	391	412	3,760	802
Research and development	1,745	1,984	6,727	2,776
General and administrative	2,099	1,673	4,202	4,236
Other income (expense)	(2,420)	(3,865)	(1,779)	(7,050)
Total costs for transaction, sponsor, other non-recurring costs, and foreign currency gains and losses	$7,418	$8,109	$18,753	$15,152

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Revenue:
Subscription and support	91%	90%	91%	90%
Professional services and other	9	10	9	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	30	30	30	31
Professional services and other	5	6	5	5
Total cost of revenue	35	36	35	36
Gross profit	65	64	65	64
Operating expenses:
Sales and marketing	35	37	38	39
Research and development	15	17	17	16
General and administrative	11	12	11	13
Total operating expenses	61	66	66	68
Income (loss) from operations	4	(2)	(1)	(4)
Other income (expense):
Interest income	1	—	1	—
Interest expense	(8)	(6)	(8)	(5)
Other income (expense)	(2)	(3)	—	(2)
Total other income (expense), net	(9)	(9)	(7)	(7)
Loss before income taxes	(5)	(11)	(8)	(11)
Income tax benefit	1	3	1	2
Net loss	(4)%	(8)%	(7)%	(9)%

Comparison of the unaudited three and nine months ended September 30, 2023 and unaudited three and nine months ended September 30, 2022.

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Subscription and support	$123,110	$109,727	$13,383	12%	$360,159	$316,124	$44,035	14%
Professional services and other	11,811	12,702	(891)	(7)	34,675	34,344	331	1
Total revenue	$134,921	$122,429	$12,492	10%	$394,834	$350,468	$44,366	13%

Three month change

Subscription and support revenue increased $13.4 million for the unaudited three months ended September 30, 2023. The increase is due to expanded use of our solutions, including among new and existing customers. For the unaudited three months ended September 30, 2023, revenue from new customers increased by $8.4 million and revenue from existing customers increased by $5.0 million. International markets contributed 20% of the total revenue for the unaudited three months ended September 30, 2023, an increase of $2.5 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue decreased $0.9 million for the unaudited three months ended September 30, 2023. The decrease is due to the timing and delivery of certain professional services in the second quarter of 2023 as opposed to historical delivery patterns.

Nine month change

Subscription and support revenue increased $44.0 million for the unaudited nine months ended September 30, 2023. The increase is due to expanded use of our solutions, including among new and existing customers. For the unaudited nine months ended September 30, 2023, revenue from new customers increased by $25.8 million and revenue from existing customers increased by $18.2 million. International markets contributed 20% of the total revenue for the unaudited nine months ended September 30, 2023, an increase of $8.5 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.3 million for the unaudited nine months ended September 30, 2023. The increase is due to the expanded use of our solutions as discussed above.

Cost of Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$40,345	$37,005	$3,340	9%	$117,532	$108,419	$9,113	8%
Professional services and other	7,082	7,068	14	0	21,016	19,063	1,953	10
Total cost of revenue	$47,427	$44,073	$3,354	8%	$138,548	$127,482	$11,066	9%
Gross margin percentage
Subscription and support revenue	67%	66%			67%	66%
Professional services and other	40	44			39	44
Total gross margin	65	64			65	64

Three month change

Subscription and support cost of revenue increased $3.3 million for the unaudited three months ended September 30, 2023 due to an increase in web hosting costs of $2.5 million, an increase in amortization of acquisition-related intangibles of $0.6 million, an increase in salaries, wages, and payroll-related benefits of $0.2 million, and an increase in third-party contractor and consulting costs of $0.1 million. These increases were offset by a decrease in software expenses of $0.1 million.

Professional services and other cost of revenue did not significantly change for the unaudited three months ended September 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $0.6 million, which were offset by a decrease in third-party contractor and consulting costs of $0.6 million.

Nine month change

Subscription and support cost of revenue increased $9.1 million for the unaudited nine months ended September 30, 2023 due to an increase in web hosting costs of $5.8 million, an increase in amortization of acquisition-related intangibles of $1.9 million, an increase in third-party contractor and consulting costs of $0.9 million, an increase in salaries, wages, and payroll-related benefits of $0.8 million, and an increase in stock-based compensation of $0.4 million. These increases were offset by a decrease in software expenses of $0.3 million, a decrease in bonuses of $0.1 million, and other insignificant decreases totaling $0.1 million.

Professional services and other cost of revenue increased $2.0 million for the unaudited nine months ended September 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $1.8 million, an increase in stock-based compensation of $0.4 million, an increase in commissions of $0.1 million, an increase in bonuses of $0.1 million, and an increase in travel expenses of $0.2 million, and other insignificant increases totaling $0.1 million. These increases were offset by a decrease in third-party contractor and consulting costs of $0.7 million.

Operating Expenses

Sales and Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$46,734	$45,737	$997	2%	$149,743	$134,943	$14,800	11%

Three month change

Sales and marketing expenses increased $1.0 million for the unaudited three months ended September 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $1.4 million, an increase in amortization of acquisition-related intangibles of $1.0 million, an increase in commissions of $0.3 million, an increase in stock-based compensation of $0.1 million, and increase in travel expenses of $0.2 million, and other miscellaneous increases of $0.1 million. These increases were offset by a decrease in marketing expenses, including tradeshows, conferences, and public relations, of $1.6 million, a decrease in third-party contracting and consulting costs of $0.3 million, a decrease in bonuses of $0.2 million, and a decrease in employee related incentives of $0.1 million.

Nine month change

Sales and marketing expenses increased $14.8 million for the unaudited nine months ended September 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $5.6 million, an increase in amortization of acquisition-related intangibles of $3.7 million, an increase in commissions of $2.0 million, an increase in third-party contracting and consulting costs of $1.4 million, an increase in travel expenses of $1.3 million, an increase in stock-based compensation of $1.0 million, an increase in software expenses of $0.5 million, and other insignificant increases totaling $0.1 million. These increases were offset by a decrease in marketing expenses, including tradeshows, conferences, and public relations, of $0.8 million.

Research and Development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$20,688	$20,596	$92	0%	$65,872	$56,466	$9,406	17%

Three month change

Research and development expenses increased $0.1 million for the unaudited three months ended September 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $1.4 million and an increase in stock-based compensation of $0.8 million. These increases were offset by a decrease in third-party contractor and consulting costs of $1.4 million and decreases in software expenses and related maintenance of $0.1 million.

Nine month change

Research and development expenses increased $9.4 million for the unaudited nine months ended September 30, 2023 due to an increase in salaries, wages, and payroll-related benefits of $7.4 million, an increase in stock-based compensation of $2.2 million, offset by a decrease in bonuses of $0.8 million. There were additional increases related to third-party contractor and consulting costs of $0.4 million, an increase in software expenses and related maintenance of $0.2 million, and an increase in travel expenses of $0.2 million. These increases were offset by a decrease in acquisition-related amortization expense of $0.1 million, and other insignificant decreases of $0.1 million.

General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$15,522	$14,408	$1,114	8%	$44,113	$44,277	$(164)	(0)%

Three month change

General and administrative expenses increased by 1.1 million for the unaudited three months ended September 30, 2023 due to increases in third-party contractor and consulting costs of $1.7 million, and increase in bad debt expense of $0.4 million, and an increase in stock-based compensation of $0.4 million. These increases were offset by decreases in salaries, wages, and payroll-related benefits of $0.6 million, a decrease in bonuses of $0.4 million, and a decrease in insurance expenses of $0.4 million.

Nine month change

General and administrative expenses decreased by $0.2 million for the unaudited nine months ended September 30, 2023 due to a decrease in insurance expenses of $1.4 million, a decrease in office rent of $0.1 million, a decrease in systems and hardware expenses of $0.1 million, and a decrease in employee-related incentives of $0.1 million. These decreases were offset by an increase in third-party contractor and consulting costs of $0.9 million, an increase in bad debt expense of $0.5 million, and an increase in travel of $0.1 million.

Other Income (Expense), Net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net	$(11,951)	$(10,726)	$(1,225)	11%	$(29,586)	$(22,938)	$(6,648)	29%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $1.2 million for the unaudited three months ended September 30, 2023 as a result of increased interest expense of $3.7 million due to interest rate increases on our Senior Term Loan (as defined below). This increase in expense was offset by $1.4 million related to realized and unrealized foreign currency gains, and an increase in interest income of $1.1 million.

Nine month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $6.6 million for the unaudited nine months ended September 30, 2023 as a result of increased interest expense of $14.3 million due to interest rate increases on our Senior Term Loan (as defined below), an increase in expense from disposal of fixed assets of $0.5 million, and a loss on the exit of leased property of $0.1 million. These increases in expense were offset by $5.6 million related to realized and unrealized foreign currency gains and an increase in interest income of $2.7 million.

Income Tax Benefit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Income tax benefit	$1,920	$3,056	$(1,136)	(37)%	$4,717	$7,119	$(2,402)	(34)%

Three month change

Income tax benefit decreased $1.1 million for the unaudited three months ended September 30, 2023. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes.

Nine month change

Income tax benefit decreased $2.4 million for the unaudited nine months ended September 30, 2023. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Due to the Company's net operating loss carryforward position, the decrease in the income tax benefit was driven mainly by foreign tax rate changes.

Liquidity and Capital Resources

As of September 30, 2023 (unaudited) and December 31, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $308.6 million and $190.3 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Term Loan, (as defined below). As of September 30, 2023 (unaudited) and December 31, 2022, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2023 (unaudited), we had deferred revenue of $347.1 million, of which $334.4 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2022, we had deferred revenue of $289.4 million, of which $275.6 million was recorded as a current liability.

The following table shows our cash flows for the unaudited nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$127,048	$121,474
Net cash used in investing activities	(4,666)	(24,422)
Net cash provided by (used in) financing activities	(2,765)	1,494

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

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “2021 Credit Agreement”), governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under the Credit Agreement (the “Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of September 30, 2023 there have not been any borrowings incurred under the Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans is 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranges from 2.00% to 2.5% subject to the Company’s Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranges from 1.00% to 1.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio.

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

As of September 30, 2023 (unaudited), we had outstanding borrowings of $492.5 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $3.8 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash provided by operating activities during the unaudited nine months ended September 30, 2023 was $127.0 million, which was attributable to a net loss of $28.3 million adjusted for certain non-cash items, including $33.0 million of stock-based compensation expense, $110.7 million of depreciation and amortization, $0.9 million of amortization of debt discount and issuance costs and $2.9 million in other non-cash items. These amounts were offset by a decrease of $7.8 million to deferred income taxes. Working capital sources of cash included a net increase of $35.1 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets decreased by $15.3 million, while accounts payable and accrued liabilities decreased by $7.6 million, lease liabilities decreased by $5.4 million, other liabilities increased by $2.5 million, deferred commissions decreased by $2.9 million, and right-of-use assets decreased by $3.3 million.

Net cash provided by operating activities during the unaudited nine months ended September 30, 2022 was $121.5 million, which was attributable to a net loss of $28.5 million adjusted for certain non-cash items, including $24.7 million of stock-based compensation expense, $105.3 million depreciation and amortization and $0.9 million in amortization of debt discount and issuance costs, and $4.9 million in other non-cash items. These amounts were offset by a decrease of $10.1 million to deferred income taxes. The net change in operating assets and liabilities included a net increase of $42.3 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $10.9 million, lease liabilities decreased by $5.3 million, other liabilities decreased by $1.6 million, accounts payable and accrued liabilities decreased by $2.4 million, deferred commissions decreased by $1.3 million, and right-of-use assets decreased by $3.6 million.

Investing Activities

Our investing activities have consisted of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the unaudited nine months ended September 30, 2023 was $4.7 million, consisting of purchases of property and equipment of $4.7 million.

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

Net cash used in financing activities during the unaudited nine months ended September 30, 2023 was $2.8 million, which consisted of $6.0 million in proceeds from the issuance of common stock from employee equity plans, offset by $4.9 million of shares repurchased for tax withholdings on vesting of RSUs, $0.1 million of financing costs, and $3.8 million in payments on long-term debt.

Net cash provided by financing activities during the unaudited nine months ended September 30, 2022 was $1.5 million, which consisted of $7.3 million in proceeds from the issuance of common stock from employee equity plans, offset by $3.3 million of shares repurchased for tax withholdings on vesting of RSUs and principal payments made on our long-term debt of $2.5 million.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance and liquidity. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Income (loss) from operations	4,550	(2,385)	(3,442)	(12,700)
Stock-based compensation	11,755	10,060	33,621	28,923
Transaction costs (1)	3,502	2,565	9,655	4,916
Sponsor costs (2)	31	148	113	451
Other non-recurring costs (3)	1,465	1,531	7,206	2,735
Amortization of acquisition-related intangibles	35,744	34,260	107,236	102,190
Fair value adjustments to deferred revenue in connection with purchase accounting	—	25	—	855
Non-GAAP operating income	$57,047	$46,204	$154,389	$127,370

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities.
(2)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes other non-recurring costs as follows:	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Contract modification fees	422	—	1,028	230
Employee severance	203	219	2,588	549
Workforce realignment costs	385	767	2,170	1,230
Other insignificant non-recurring costs	455	545	1,420	726
Total other non-recurring costs	$1,465	$1,531	$7,206	$2,735

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by operating activities	$182,628	$179,872	$127,048	$121,474
Purchases of property and equipment and intangible assets	(1,808)	(1,564)	(4,708)	(4,979)
Proceeds from disposals of property and equipment	7	5	42	41
Free cash flow	$180,827	$178,313	$122,382	$116,536

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, transaction costs, sponsor costs, other non-recurring costs, effects of foreign currency transaction losses, amortization of acquisition-related intangibles, interest income, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact and Elevate Data Sync acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(5,481)	$(10,055)	$(28,311)	$(28,519)
Interest on outstanding debt and loss on debt extinguishment	10,868	7,173	30,640	16,334
Benefit for taxes	(1,920)	(3,056)	(4,717)	(7,119)
Depreciation	1,186	1,087	3,481	3,145
Amortization	—	2	2	5
Stock-based compensation	11,755	10,060	33,621	28,923
Transaction costs (1)	3,502	2,565	9,655	4,916
Sponsor costs (2)	31	148	113	451
Other non-recurring costs (3)	1,465	1,531	7,313	2,735
Effects of foreign currency transaction losses	2,420	3,865	1,672	7,050
Amortization of acquisition-related intangibles	35,744	34,260	107,236	102,190
Interest income	(1,346)	—	(2,963)	—
Fair value adjustments to deferred revenue in connection with purchase accounting	—	25	—	855
Adjusted EBITDA	$58,224	$47,605	$157,742	$130,966
(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities.
(2)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes other non-recurring costs as follows:	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Loss on exit of leased properties	—	—	107	—
Contract modification fees	422	—	1,028	230
Employee severance	203	219	2,588	549
Workforce realignment costs	385	767	2,170	1,230
Other insignificant non-recurring costs	455	545	1,420	726
Total other non-recurring costs	$1,465	$1,531	$7,313	$2,735

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies, industry, market and macroeconomic expectations, or future business and product capabilities are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
the continued economic uncertainty, including high inflation, labor shortages, high interest rates, foreign currency exchange volatility, and reduced spending or suspension of investment in new or enhanced projects;

•
risks associated with failing to continue our recent growth rates, including our ability to acquire new customers and successfully retain existing customers;
•
the effects of the increased usage of, or interruptions or performance problems associated with, our learning platform;
•
the impact of the Israel-Hamas war on the macroeconomic and geopolitical environment and on our business;
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

•
risks relating to non-compliance with the Family Educational Rights and Privacy Act, Children’s Online Privacy Protection Rule and other regulatory regimes applicable to our business;
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
•
our management team’s limited experience managing a public company;
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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the unaudited three and nine months ended September 30, 2023 (unaudited), a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $308.6 million and $190.3 million as of September 30, 2023 (unaudited) and December 31, 2022, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At September 30, 2023 (unaudited) and December 31, 2022, we also had in place a $125.0 million Senior Revolver and approximately $492.5 million outstanding on our Senior Term Loan. As of September 30, 2023 (unaudited) and December 31, 2022, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. At September 30, 2023 (unaudited) and December 31, 2022, the applicable rate was 8.68% and 6.12%, respectively.

We have an agreement to maintain cash balances at a financial institution of no less than $3.8 million as collateral for several letters of credit for purposes of securing certain of the Company’s obligations under facility leases and other contractual cash collateral arrangements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(1)
3.2	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(2)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed May 30, 2023(3)
10.1

First Amendment to Credit Agreement, dated as of June 21, 2023, 2023, between JPMorgan Chase Bank, N.A., as administrative agent, Instructure Holdings, Inc. and the lenders and L/C issuers from time to time party thereto, including Exhibit A, which is a conformed copy off the Credit Agreement(4)

10.2	Employment Agreement dated September 27, 2023 by and between Instructure Holdings, Inc. and Peter Walker(5)
10.3	Consulting Agreement dated September 27, 2023 by and among Dale Bowen and Instructure, Inc.(6)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(1) Incorporated by reference to Exhibit 3.1 on Form 8-K filed on July 21, 2021

(2) Incorporated by reference to Exhibit 3.2 on Form 8-K filed on July 21, 2021

(3) Incorporated by reference to Exhibit 3.3 on Form 10-Q filed on August 2, 2023

(4) Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 2, 2023

(5) Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 28, 2023
(6) Incorporated by reference to Exhibit 10.2 on Form 8-K filed on September 28, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: November 1, 2023	By:	/s/Dale Bowen
Dale Bowen
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)