Form 10-K
period 2023-12-31
INSTRUCTURE HOLDINGS, INC.
filed 2024-02-21
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock on the New York Stock Exchange on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $499,202,051.

The number of shares of Registrant’s common stock outstanding as of February 16, 2024 was 145,207,497.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated by reference from the Registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024 (the “2024 Proxy Statement”), to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Instructure Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

i

Certain Defined Terms

Unless we state otherwise or the context otherwise requires, throughout this Annual Report on Form 10-K the following terms have the meanings set forth below:

•
“Instructure,” the “Company,” “our company,” “we,” “us” and “our” refer to Instructure Holdings, Inc. and its consolidated subsidiaries; Instructure Holdings, Inc. was incorporated on January 14, 2020 to serve as a holding company in connection with the Take-Private Transaction. Instructure Holdings, Inc. had no operations prior to the Take-Private Transaction;
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

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continued,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors,” and elsewhere in this report and as may be described from time to time in future reports we file with the Securities and Exchange Commission (“SEC”).

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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessment tools for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the U.S. LMS market share leader in both Higher Education and paid K-12 with 8,085 global customers, representing Higher Education institutions and districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through our earlier acquisitions to add online skills portfolio capabilities for Higher Education students and assessment and analytics capabilities. More recently, we acquired Eesysoft (rebranded to “Impact by Instructure” subsequent to acquisition, or “Impact”) to allow educators to evaluate the impact education technologies have on student engagement and outcome, Kimono LLC (rebranded to “Elevate Data Sync” subsequent to acquisition) to secure data syncing capabilities across applications within a school environment, Concentric Sky, the maker of Badgr (rebranded to “Canvas Credentials” subsequent to acquisition) to empower institutions to help learners navigate their personal learning journeys through stackable digital credentialing technology that allows them to carry proof of their academic achievements and skills development, and LearnPlatform to empower educational organizations to evaluate and manage ongoing usage and effectiveness of digital learning products. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows.

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

Our Platform

Our learning platform is an open, extendable, configurable, and highly integrated set of solutions designed to meet the teaching and learning needs of every K-12, Higher Education and Continuing Education institution and includes the Canvas LMS, Canvas Studio, Canvas Catalog, Mastery Assessment, Canvas Credentials, Canvas Student Pathways, Canvas Network, Impact, Elevate Data Sync, Elevate Data Quality, Elevate Standards Alignment, and LearnPlatform. With its cloud-native offerings, open application programming interfaces (“APIs”), support of industry standards and accessibility, our platform streamlines digital tools and content for teachers and students, creating a simpler and more connected learning experience. We believe our platform offers the following key benefits:

•
Cloud-native Architecture. Our cloud-native architecture enables customers to enjoy all of the benefits of the cloud, including rapid time to value, no maintenance, frequent updates with no downtime, and horizontal scalability across tens of millions of users. The cloud allows users to access our platform at any time, from any device, affording institutions and providers the ability to collaborate on the use of their data, to differentiate and personalize instruction, answer critical questions about the efficacy of content and tools, and put teachers and students in control of their own outcomes.
•
High Reliability and Uptime. Our platform regularly scales to match the daily and seasonal demand curve of students and teachers globally. We seamlessly scaled from overnight lows to peak periods reaching as high as 5.6 million concurrent users during the COVID-19 pandemic. We guarantee 99.9% uptime through service level agreements (“SLAs”), and we have generally delivered above this level over the past five years. Our uptime has remained excellent while growing our customer base and usage throughout 2023. Importantly, we are able to scale up and down dynamically when there are abrupt changes in usage, such as immediate moves to distance learning, or changes in school hours, class schedules, and academic calendars.
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
•
Extendable Across Partner Ecosystem. We are the connected hub for teaching and learning. A key feature of delivering a platform is building an ecosystem of partners connected to the platform. We enable third-party software providers to integrate with our platform through a library of open APIs, allowing us to provide a more comprehensive offering through product integration, and for third parties to rapidly scale solutions across our customer base. We have over 900 partners, from some of the world’s largest technology companies to niche point solution providers, across content providers, hardware providers, collaboration tools, publishers, and productivity tools.
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
•
Continuous Innovation to Enable New Applications. Our continuous commitment to innovation leads to stronger retention and customer satisfaction, continued relevancy with our customer base, and the ability to respond quickly to market changes, such as the acquisition of PCS Holdings, LLC (“Parchment”), which we closed on February 1, 2024, which allows us to expand within the academic credentialing market. We also seek to expand our platform by developing into adjacent markets through strategic partnerships.

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

Canvas Studio

Canvas Studio is an online video platform designed to enable customers to host, manage, and deliver impactful video learning experiences. Canvas LMS customers can seamlessly integrate Canvas Studio for a modern, streamlined, easy-to-use video learning solution that provides the interactivity, insights and reliability institutions need to engage their students.

Canvas Studio enables teachers and students to:

•
easily upload media and publish videos to courses that can be viewed across devices and in multiple playback formats;
•
experience high-quality video playback around the world;
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

Canvas Credentials

Canvas Credentials empowers learners through their personal educational journey - whether they be transitional, non-traditional, career shifters and a little bit of everything in between. Canvas Credentials empowers Higher Education, K-12, Associations, Workforce Development, and Technical Training companies to combine and connect badges from multiple sources into a meaningful pathway for learners. Motivate and engage students with visual, stackable and shareable pathways while empowering them to carry their skills throughout their educational journey. Utilizing Economic Modeling Specialist International (“EMSI”) data, Canvas Credentials connects students to real world applications of their skills and progress to visualize career outlook and salary expectations.

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

We host our platform and applications on cloud infrastructure provided by Amazon Web Services (“AWS”). We use AWS basic building blocks such as Amazon Elastic Compute Cloud (“EC2”), Elastic Load Balancers (“ELB”, “ALB”), Simple Queue Service (“SQS”) and Simple Storage Service (“S3”). We also use advanced AWS platform capabilities including Amazon Kinesis, AWS Lambda, AWS Fargate, AWS Elastic Kubernetes Service (“EKS”), and Amazon Relational Database Services (“RDS”). Our hosting services provide full support, rolling release upgrades/updates, backup and disaster recovery services. Our infrastructure enables us to scale both horizontally and vertically in order to rapidly adjust to variances in usage at the server, database and file store level. Our applications run on virtualized instances in AWS data center facilities, which provide industry-standard best security practices. As of December 31, 2023, we used domestic AWS data center facilities in Virginia, Ohio and Oregon, and international facilities in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia, Montreal, Canada and Singapore. We intend to expand operations into other regions based on market conditions. These AWS managed facilities have earned multiple certifications including, but not limited to, SOC 2 Type II, International Organization for Standardization (“ISO”) 9001 and ISO27001.

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

Customers

As of December 31, 2023, we had 8,085 customers representing Higher Education institutions, Continuing Education and K-12 districts and schools in more than 100 countries. As of December 31, 2023, Canvas is used by all Ivy League universities and we have customers in nearly all states. The majority of our academic customers implement Canvas widely within their institutions and across school districts, where applicable. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to an entity with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2023, no single customer represented more than 10% of our revenue.

Sales and Marketing

We sell our platform, applications and services primarily through a direct sales force with limited channel sales in international markets. As of December 31, 2023, our sales and marketing organization was comprised of 282 individuals. Our sales organization includes technical sales engineers who serve as experts in the technical aspects of our platform, applications and customer implementations. Many of our sales efforts require us to respond to request for proposals (“RFP”), particularly in the Higher Education space and to a lesser extent in K-12.

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation and sales support and promote brand awareness. Our specific marketing activities for lead generation include advertising in trade publications, campaigns, and digital advertising, including search engine optimization and search engine marketing, display search, email, and referral marketing. Brand awareness activities include press relations in business, human resources, education publications and blogs, market specific advertising campaigns and speaking engagements, field events, and industry trade-shows and seminars. We also host InstructureCon, our annual user conference for current customers and prospects. InstructureCon 2023 was held live for the first time since the COVID-19 pandemic and approximately 2,500 people attended, inclusive of partners, media, press, and employees.

Customer Success

Although our learning platform is easy to adopt and use, we believe strong customer support and services are essential for customer retention. We provide most post-sales customer support by phone or video conferencing, resulting in a more efficient and cost-effective business model for us and our customers. Our Customer Experience Team is global and consists of the following post-sales support and services:

•
Customer Success Management. Most customers have a Customer Success Manager or Customer Success Team that advocates for the customer’s needs and serves as first point of contact for questions and requests. The Customer Success Management Team learns about our enterprise and strategic customers’ vision and the role our learning platform will play, helps craft and execute plans to deploy and use the learning platform effectively, and provides regular updates throughout the customer’s experience with us to show them the return on their investment.
•
Implementation Services. We believe that a positive onboarding experience leads to more satisfied customers, longer customer relationships and greater lifetime value. Implementation includes standard training and consulting services that generally take between 30 and 90 days to complete, depending on customer-side preparedness, complexity and timelines. Regularly-scheduled, highly-structured implementation activities help customers use our learning platform fully and effectively from the start. Most interactions take place through video conferencing.
•
Training Services. Also critical to customer success is our customers’ comfort level with the features and functionality of our learning platform. We include standard training with every implementation and offer onsite and custom training for a fee. Training creates confidence among users that they can use our software effectively. We perform most training remotely by video conferencing.
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

Our partnership program invites third-party software, service and content providers, through a library of open APIs, to easily integrate with our applications and take advantage of value add services and events to enhance the partnership. This allows us to broaden and efficiently extend the functionality of our applications. As of December 31, 2023, we had more than 900 partners, including content providers, hardware providers, collaboration tools, publishers, and productivity tools.

Research and Development

Our product, customer success, and sales and marketing teams operate cross-functionally and regularly engage with customers, partners and industry analysts to understand customer needs and general industry trends to enhance our learning platform, existing applications and identify opportunities for new product innovations. Additionally, our research and education team analyzes user data and current online learning trends and collaborates with customers to inform learning platform and application development and growth into adjacent markets. Once improvements are identified, prioritized and resourced, the entire development organization works closely together to design, develop, test and launch new functionality and learning platform and application updates. We have made, and will continue to make, significant investments to strengthen our learning platform and existing applications, and expand the number of applications on our extendable learning platform that will benefit our customers and allow us to expand into new markets. As of December 31, 2023, 2022, and 2021, our research and development team was comprised of approximately 472, 438 and 367 employees, respectively, inclusive of contractors, which represented approximately 32%, 30% and 29%, respectively, of our global employee base.

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

As of December 31, 2023, we employed 1,496 people, inclusive of contractors. None of our employees are represented by a labor union. We have not experienced any work stoppages. We have high employee engagement and consider our current relationship with our employees to be good.

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

The Pulse of Our Workforce

Multiple times per year, we conduct company-wide employee surveys to help understand how employees feel about working at Instructure and what we can do to improve their experience. Our surveys help us measure company, manager, and personal experience over time. These surveys are designed to invite feedback and actionable suggestions, inform decisions, and drive change across the company.

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

We believe that we are differentiated from each of these companies by the comprehensive nature of our offerings, as we represent a learning platform solution across each of the above areas. Due to the expansive and integrative nature of our learning platform, we also encounter situations in which we may partner with a certain company with respect to one area of focus, and compete with them in another area.

The principal competitive factors in our markets include the following:

•
integrated platform offering;
•
features and functionality;
•
cloud architecture;
•
implementation and adoption;
•
K-20 applicability;
•
reliability and uptime;
•
customer service;
•
software integration and third-party publisher partnerships;
•
a robust (2.0 million) user community; and
•
pricing.

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

Many states, including California, have enacted laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. These and other future laws may impose limits on the collection, distribution, use and storage of student PII. Federal laws are also under consideration that may create additional compliance obligations and penalties. In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation (“GDPR”) and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. The GDPR has extra-territorial reach and has a significant impact on “data controllers” and “data processors” either with an establishment in the EU, or which offer goods or services to EU data subjects or monitor EU data subjects’ behavior within the EU. The GDPR (as it existed on December 31, 2020) has been retained in U.K. law as the “U.K. GDPR” which applied in the U.K. from January 1, 2021 and results in dual regimes for organizations doing business in both the EU and the U.K. The GDPR introduced significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of data protection rules. We have adopted additional mechanisms to assist with ongoing GDPR compliance and continue to actively monitor updates in relation to the applicability of the GDPR and U.K. GDPR to our business and our compliance with such legislation. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII.

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

Corporate and Available Information

We were incorporated in Delaware in September 2008. Our principal executive offices are located at 6330 South 3000 East, Suite 700, Salt Lake City, UT 84121, and our telephone number is (800) 203-6755. Our corporate website address is www.instructure.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K materializes, our business, operating results and financial condition could be negatively affected, which in turn could affect the trading value of our securities. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report or factors that are currently unknown to us.

Summary of Risk Factors

There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. You should carefully consider all of the information presented in this section “Risk Factors.” Some of the principal risks related to our business include the following:

•
Risks associated with the continued economic uncertainty, including persistent inflation, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession, reduced spending or suspension of investment in new or enhanced projects and geopolitical instability.
•
In recent years, we have experienced increased customer acquisitions and renewals and such increases in customer acquisitions and renewals may not be sustained or may reverse over time or at any time.
•
The recent increased adoption and use of our platform may result in interruptions, delays, or outages, increased customer interactions and waiting times, and increased variable costs, any of which could harm our business, financial condition and results of operations.
•
Our business could be adversely affected by the effects of health pandemics or epidemics.
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

Risks Related to our Business and Industry

Our results could be affected by continued economic uncertainty, an economic slowdown or a recession.

Geopolitical instability, including the war between Russia and Ukraine and more recently the war between Israel and Hamas, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and trade tensions between the United States and China, as well as other global events have created macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by persistent inflation, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and risk of recession. Concerns about the systemic impact of a potential widespread recession (in the U.S. or internationally) or geopolitical issues have led to increased market volatility and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers, reduced enrollments, and pressure on tuition rates and collection thereof. Prolonged economic slowdowns may result in customers delaying or canceling IT projects or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms or defaulting on payments due on existing contracts or not renewing at the end of existing contract terms. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.

Even though as of December 31, 2023, our pipeline for new K-12 contracts and cross-sell opportunities remains robust, complemented by the strength of state budgets dedicated to digital transformation projects, the Elementary and Secondary School Emergency Relief (“ESSER”) funds, with the third and largest set of funds, carry an obligation deadline of September 30, 2024. We have not experienced material adverse impacts to our results of operations, but there is no guarantee that worsening of economic conditions will not result in reduced K-12 or higher education spend or a delay or suspension of investment in new or enhanced projects.

In addition, the U.S dollar may fluctuate relative to foreign currencies depending on whether the U.S. Federal Reserve further raises the federal funds interest rate or if they choose to lower the federal funds interest rate as some recent reports have indicated, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates in 2023, the interest rate applicable to our Senior Term Loan increased from 6.12% as of December 31, 2022 to 8.68% as of December 31, 2023, impacting our cost of debt. These items have not had a material impact on our results of operations to date.

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

We experienced significant increases in customer acquisition and expansion and customer renewals, which began with the COVID-19 pandemic and have since continued, particularly as it relates to statewide implementations of our learning platform. You should not rely on the increase in customer acquisitions and renewals experienced in recent years as an indication of our future performance. Many factors may contribute to declines in our acquisitions of customers and customer renewals in future periods, including if there is slowing demand for our learning platform, as a result of macroeconomic conditions or a potential recession. If our growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

The continued recent increased use of our platform has resulted in increased customer interactions and wait times, and may result in interruptions, delays, or outages in our learning platform, which could result in breach of our standard customer agreements, our performance guarantees and service level standards thereunder and has resulted in increased variable costs, all of which could harm our business financial condition and results of operations.

The usage and adoption of our learning platform increased as a result of the COVID-19 pandemic and has since continued and customer interactions and wait times for our customers increased accordingly. If our customer support teams are unable to keep up with the increased demands of our customers, customers may experience delays or interruptions in service, which could result in the breach of our standard customer agreements including performance guarantees and service level standards that obligate us to provide credits in the event of a significant disruption in our platform.

We rely upon AWS to operate certain aspects of our services and if our arrangement with AWS is unable to keep up with our increased needs for capacity, particularly in light of the increased adoption and usage of our platform, we will need to adapt our arrangement with AWS to meet such increased demand. As a result of our AWS usage demands increasing, we experienced higher variable costs. If such higher variable costs continue to increase, they may disproportionately affect our flat fee arrangements and further be disproportionate to any fee increases for our services, which may harm our business, financial condition, and operating results. As our customers transitioned back to the classroom, the demand for our network and data storage capacity, inclusive of third-party cloud hosting, came down from peak pandemic levels, but remains significantly higher than pre-pandemic levels.

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.

We have incurred net losses of $34.1 million, $34.2 million, and $88.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively. We had an accumulated deficit of $335.0 million at December 31, 2023. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We have also benefited from the accelerated adoption of remote learning, which began with the COVID-19 pandemic, and have therefore experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. To the extent these trends continue to slow or reverse, our sales and profitability would be adversely affected.

We could lose customers and revenue if there are changes in the spending policies or budget priorities for government funding of colleges, universities, K-12 schools and other education providers.

Our customers include colleges, universities, K-12 schools and other education providers, many of which depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce their purchases of our learning platform, or decide not to renew their subscriptions, any of which could cause us to lose customers and revenue. In addition, a specific reduction in governmental funding support for learning platforms could also cause us to lose customers and revenue.

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

We offer our learning platform primarily through multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from agreements entered into during prior quarters or years. A decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. However, declines would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform and applications, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

Acquisitions could disrupt our business and may divert management’s attention and, if unsuccessful, harm our business.

We intend to expand by continuing to make acquisitions that could be material to our business. As of the date of the filing of this Annual Report on Form 10-K, we have completed eight acquisitions since 2017 and our ability as an organization to successfully acquire and integrate technologies or businesses is limited. Acquisitions involve many risks, including the following:

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

As of December 31, 2023, we had approximately $173.8 million and $345.7 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that if unused will begin to expire in 2036 for federal purposes and 2024 for state tax purposes. Unused federal net operating loss carryforwards for the tax year ended December 31, 2017 and prior years could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal net operating losses incurred after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses after 2020 is limited to 80% of current year taxable income in any given year. The CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carryforwards generated after December 31, 2017 and carried forward to taxable years beginning after December 31, 2020 are subject to the 80% limitation. Also, under the CARES Act, net operating losses arising in 2018, 2019 and 2020 can be carried back 5 years. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The sales cycle between our initial contact with a potential customer and the signing of a subscription agreement varies. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in our potential customers’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

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

In 2023, 20% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in 2014 and have offices in Sydney, Australia, Sao Paulo, Brazil, Amsterdam, Netherlands, Mexico City, Mexico, Budapest, Hungary, and Singapore. Our international efforts strategy focuses on the United Kingdom (the “U.K.”), the Nordics, Australia, and New Zealand, and is expected to be bolstered in the future in growing markets such as the Benelux region, Spain, Singapore, Philippines, and Brazil. Our current international operations and future initiatives involve a variety of risks, including:

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
•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
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
•
political instability or terrorist activities, including the war between Russia and Ukraine and more recently the war between Israel and Hamas, and trade tensions between the United States and China, as well as other global events;
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

Further, we have recently experienced significant changes to our executive leadership team. In 2022, we named a new President and Chief Operating Officer and in 2023 we named a new Chief Financial Officer. This type of management change has the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with vital institutional knowledge, experience and expertise, which could result in significant disruptions to our operations. In addition, changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business.

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

We believe that a critical component to our success has been our company culture, which is based on dedication to openness, relationships, equality, ownership and simplicity. We have invested substantial time and resources in building our team within this company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be harmed. As we grow, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be harmed.

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

AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our learning platform, software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 90 days’ prior written notice and may terminate the agreement with 30 days’ prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30-day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS is terminated, we could experience interruptions in our learning platform as well as delays and additional expenses in arranging new facilities and services.

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

Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. In the U.S., the SEC has issued a final ruling for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Any failure or perceived failure by us to comply with these laws may subject us to significant regulatory fines and private litigation, any of which could harm our business.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property and proprietary rights in our applications and services. However, the steps we take to protect our intellectual property and proprietary rights may be inadequate. We will not be able to protect our intellectual property and proprietary rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property and proprietary rights. Any of our trademarks or other intellectual property or proprietary rights may be challenged by others or invalidated through administrative processes or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create applications and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. Our corporate name and the name of our platform and applications have not been trademarked in each market where we operate and plan to operate. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties. Effective copyright, trademark and trade secret protection may not be available in every country in which our platform and applications are available. To the extent we expand our international operations, our exposure to unauthorized copying and use of our technology and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating, or violating, our technology and intellectual property and proprietary rights.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use storage and other processing of PII. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use, dissemination, processing and security of data. Furthermore, many states have enacted laws that apply directly to the operators of online services that are intended for Higher Education and K-12 purposes or are proposing legislation to mandate privacy and data security obligations on the collection, use, disclosure, processing and security of PII generally. The effects of this legislation are still being realized, but may potentially be far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

Following the U.K.’s departure from the EU, the EU GDPR’s data protection obligations continue to apply in the U.K. in substantially unvaried form combining the GDPR and the U.K.’s Data Protection Act of 2018 (the “U.K. GDPR”). In June 2021, the European Commission published a decision finding that the U.K. ensures an adequate level of data protection, permitting PII to be transferred between the EU to the U.K. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and it remains under review by the European Commission during this interim period, resulting in uncertainty as to how U.K. data protection laws and regulations will develop in the near- and long-term. Divergence in application, interpretation or enforcement of the GDPR between the U.K. and the EU could lead to an increase in data protection compliance costs.

Additionally, the Court of Justice of the European Union (the “CJEU”), in its landmark judgment in Schrems II, invalidated the EU-U.S. Privacy Shield with immediate effect, but upheld the European Commission’s standard contractual clauses (“SCCs”) as a means for legitimizing the transfer of PII by U.S. companies doing business in the EU from the EEA to the U.S. While the use of SCCs was upheld, the CJEU held that compliance with the SCCs must be closely monitored by parties and the data exporter relying on them must perform a case-by-case assessment as to whether the laws of the country of importation of personal data provide adequate protection, as under EU data protection laws. The decision in Schrems II has impacted our current and planned business activities which involve transfers of PII outside of the EEA (both intra-group and to third parties) and requires ongoing monitoring of the latest legal and regulatory developments and as such, may involve compliance costs to address any changes required. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the uncertainty around the legality of cross-border data transfer methods on which we rely. Ongoing legal challenges to the SCCs may render either or both methods invalid or could result in further limitations on the ability to transfer data across borders. Additionally, certain countries have passed or are considering passing laws requiring local data residency, and two new SCCs with revised set of clauses were published on June 4, 2021.

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

We are subject to contractual clauses that require us to comply with certain provisions of the Family Educational Rights and Privacy Act, and we are subject to the Children’s Online Privacy Protection Act, and if we fail to comply with these laws, our reputation and business could be harmed.

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

We are also subject to the Children’s Online Privacy Protection Act (“COPPA”), which applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect PII from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our learning platform is directed, in part, at children under the age of 13. Through our learning platform, we collect certain PII, including names and email addresses from children. COPPA is subject to interpretation by courts and other governmental authorities, including the FTC, and the FTC is authorized to promulgate, and has promulgated, revisions to regulations implementing provisions of COPPA, and provides non-binding interpretive guidance regarding COPPA that changes periodically with little or no public notice. Although we strive to ensure that our platform and applications are compliant with applicable COPPA provisions, these provisions may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately, and we may incur substantial costs or expenses in attempting to modify our systems, platform, applications, or other technology to address changes in COPPA or interpretations thereof. If we fail to accurately anticipate the application, interpretation or legislative expansion of COPPA we could be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity, and we could be in breach of our customer contracts and our customers could lose trust in us, which could harm our reputation and business.

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

Although statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation may narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may become involved in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

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

We are subject to export controls and economic sanctions laws, and our customers and channel partners are subject to import controls or may be sanctioned entities and we could be subject to liability if we are not in full compliance with applicable laws.

Certain of our solutions are subject to U.S. export controls and we are permitted to export such solutions to certain countries outside the U.S. only by first obtaining an export license from the U.S. government or by utilizing an existing export license exception. Obtaining the necessary export license for a particular export may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions, including economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"), prohibit the sale or supply of our solutions and services to U.S. embargoed or sanctioned countries, regions, governments, persons and entities.

Although we take precautions to prevent our solutions from being provided in violation of U.S. export control and economic sanctions laws, our solutions have been in the past, and could in the future be, provided inadvertently in violation of such laws. In the fourth quarter of 2023, the Company determined that a customer in Russia had been designated on the Specially Designated Nationals and Blocked Persons List (“SDN List”) by OFAC pursuant to Executive Order 14024 and the Russian Harmful Foreign Activities Sanctions Regulations. Upon discovery of this matter, we immediately ceased providing services to the customer. In addition, we determined that we did not receive any revenue from this customer after its SDN List designation. We filed a voluntary self-disclosure of the matter to OFAC and, although we have taken corrective measures to prevent any future transactions with this customer, ceased services to our two other Russian customers and we believe the matter is immaterial, we cannot predict if OFAC will take any actions.

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

Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts, suspension or debarment from government contracting.

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

We are subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Litigation, regardless of merit, could result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.

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

As of December 31, 2023 and December 31, 2022, we had total current and long-term indebtedness outstanding of approximately $491.3 million and $496.3 million, respectively, in term loans and unamortized debt discounts of $4.9 million and $5.8 million, respectively. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Substantially all of our borrowings, including borrowings under our Senior Secured Credit Facilities, bear variable rates of interest. An increase in prevailing interest rates would increase our debt service obligations, which would have a negative impact on our net income and cash flows, including cash available for servicing our indebtedness. As of December 31, 2023, these interest rates have not had a material effect on our financial condition and cash flows.

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

As of December 31, 2023, Thoma Bravo held approximately 84.1% of the voting power of our outstanding common stock, which means that, based on its percentage voting power, Thoma Bravo controls the vote of all matters submitted to a vote of our stockholders. This control enables Thoma Bravo to control the election of the members of our board of directors (the “Board”) and all other corporate decisions. Even when Thoma Bravo ceases to control a majority of the total voting power, for so long as Thoma Bravo continues to own a significant percentage of our common stock, Thoma Bravo will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Thoma Bravo will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Thoma Bravo continues to own a significant percentage of our common stock, Thoma Bravo will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

The price of our common stock could decline if there are substantial sales of shares of our common stock, particularly sales by our directors, executive officers and significant stockholders, if there is a large number of shares of our common stock available for sale, or if there is a perception that these sales could occur. As of December 31, 2023, there were 145,207,497 outstanding shares of common stock. All of the shares of common stock sold in our IPO are available for sale in the public market. In addition, we have also registered shares of common stock in connection with our equity compensation plans, these shares can be freely sold in the public market upon issuance. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

General Risk Factors

Health pandemics or epidemics, including ones similar to the COVID-19 pandemic, could materially adversely affect our business and prospects.

Our business could be adversely affected by the effects of health pandemics or epidemics, including ones similar to the COVID-19 pandemic. As a result of COVID-19, we incurred increased costs for our operations; performed our operations remotely; experienced difficulty in recruiting personnel; were subject to the risk that our suppliers, system integrators and channel partners could experience delays or interruptions in their ability to provide services to us or our customers; and were subject to the risk that the systems of third parties that we rely on for certain critical inputs to our business and learning platform, such as data centers and technology infrastructure, could be interrupted. An outbreak of another health pandemic or epidemic could disrupt our business and could have a negative impact on our revenue, cash flows and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Information security is the responsibility of our Information Security and Compliance department, overseen by our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”). We leverage a combination of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, NIST Security and Privacy Controls for Information Systems and Organizations, International Organization for Standardization (“ISO 27001”), the American Institute of Certified Public Accountants (“AICPA) SOC 2 set of security controls, and Center for Internet Security best practice standards to measure our security posture and manage risk. We implement both preventative and detective mechanisms, as well as processes, controls, and tools in layers. These layers include applications, systems, network, third-parties, personnel and physical security. We implement this system via governance, risk management, policy, education, security engineering, security compliance, security operations, and application security.

Our Incident Response Plan ("IRP") establishes the incident response ("IR") policies and procedures to position our organization to timely and effectively address cybersecurity incidents that could, or may have, compromised sensitive and/or personally identifiable information ("PII"), or have a serious impact on our ability to accomplish our mission. The IRP also specifies the organizational methods for the preparation, detection, analysis, eradication, and containment of an incident. The IRP describes the roles, responsibilities, and actions of the Incident Response Team ("IRT") to analyze, classify, and manage security events and incidents, including but not limited to, unauthorized access, alteration or compromise, denial of service, malicious code, or misuse.

To implement our policy, we maintain a comprehensive IR process containing detailed information on points of contact, response procedures, and training. We perform an annual security incident response exercise to test the effectiveness of the incident response process we have established. The annual test consists of scenario-based tabletop exercises that involve members of the IRT and cover specific types of incidents. These exercises also provide a mechanism to train personnel with security incident response duties to understand the roles, responsibilities, and procedures they have within the plan. In addition, we conduct regular security awareness trainings for all of our employees, and carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Additionally, our security team conducts regular vulnerability scans of both our non-public assets and our production environments, using a number of internal and external tools, custom scripts, and monitoring agents to watch for open-source libraries and dependency vulnerabilities. In addition to regular scanning and periodic internal security audits conducted throughout the year, we conduct open, third-party security reviews, including year-round bug bounty penetration testing.

We utilize several third-party organizations to host our products for customers. We monitor the secure provision of these services, our security team performs thorough vetting prior to, and periodically throughout the relationship with third-party vendors. To help provide reasonable security assurance of the security practices and mechanisms at these third parties, we request and review copies of the third-party assurance reports provided by these organizations on an ongoing basis to confirm their controls are operating effectively. Legal contracts with these third parties also include security provisions to help ensure the implementation and operation of effective security controls at the third-party organizations. Furthermore, we host all customer-facing web applications and supporting infrastructure on AWS. We rely on AWS’ ability to design and operate the critical mechanisms and controls to protect physical access to data and availability of our services. AWS has represented to us that their data centers utilize state-of-the-art electronic surveillance and multi-factor access control systems, among other security measures, including permanent trained security guards and limited access.

In the last three years, neither we nor our third party provider have experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. For additional information about the Company’s cybersecurity risks, please refer to “Risks Related to our Technology and our Intellectual Property Rights” in Item 1A, “Risk Factors.”

While our full board of directors has overall responsibility for risk oversight, it has delegated to the Audit Committee oversight of our risk management process. Our Audit Committee is committed to regularly reviewing, advising and overseeing the effectiveness of our cybersecurity and data protection programs and practices, including controls, policies and guidelines, security strategy and technology planning, compliance, and preparedness and incident response planning. The Audit Committee reports to the full board of directors when a cybersecurity matter rises to the level of a material or enterprise level risk.

The CIO presents updates to the Audit Committee as needed and, also as necessary, to the board of directors. These reports include detailed updates on our performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The CIO also promptly informs and updates the board of directors about any information security incidents that may pose significant risk to Instructure.

Our CIO has over 20 years of experience building, developing, and leading high-performance cloud, IT, and security teams globally—while strategically aligning IT and security services for organizational success. Prior to joining Instructure in 2021, he was SVP of Cloud Customer Operations and the Chief Information Security Officer at a business intelligence and analytics firm. Before that, he led global IT and information security for the largest dedicated global software security firm. He has a Master’s Degree in Information Systems from George Mason University and a Bachelor’s Degree in Computer Science from SUNY Buffalo.

Our CISO has 15 years of experience in Information Technology. During the last decade, he has focused on leading information security programs, with the aim of creating alignment and synergy between security programs and other business units. Prior to joining Instructure in 2022, he led the inauguration of an information security program and implemented strong and adaptable information security processes and controls at a retail technology company. Before that, he was Director of Information Security for a leading modern media company. He has both a Master’s Degree and Bachelor’s Degree in Information Security from Marymount University.

Item 2. Properties.

Our corporate headquarters are in Salt Lake City, Utah, where we lease multiple floors in a single building, totaling 153,196 square feet of office space under leases that expire in February 2025 (with a five year option to renew) and October 2027, which we use for research and development, sales, marketing and administrative purposes. We have additional office locations in the United States and in various international countries with leases that expire through 2028. These additional international locations include offices in London, England (our international headquarters), Sydney, Australia, Sao Paulo, Brazil, Amsterdam, Netherlands, Mexico City, Mexico, Budapest, Hungary, and Singapore. We believe our facilities are adequate for our current needs.

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

Holders

As of February 16, 2024, there were approximately 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Comparison of Cumulative Total Return
$140
$130
$120
$110
$100
$90
$80
$70
$60
7/22/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
INST
S&P 500
S&P 1500 Application Software Index

Sales of Unregistered Securities

None.

Issuer Purchase of Equity Securities

The number and average price of shares purchased in each fiscal month of the fourth quarter during the year ended December 31, 2023 are as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	—	—	—	—
December 1, 2023 - December 31, 2023	—	—	—	—
Total	—	$—	—	$—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this Annual Report on Form 10-K captioned “Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our learning platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our learning platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. We are the LMS market share leader in both Higher Education and paid K-12, with 8,085 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our learning platform, including through acquisitions to add online skills portfolio capabilities for Higher Education students and assessment and analytics capabilities. Our learning platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows.

Since our founding in 2008, we have expanded our learning platform from the core LMS to include a broad set of offerings targeting all aspects of teaching and learning. As our learning platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

Our Business Model

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of software-as-a-service (“SaaS”) fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. On July 26, 2021, we completed our initial public offering.

Subscription revenue is derived from customers using our learning platform and is driven by the number of customers, the number of users at each customer, and the price of our applications. Support revenue is derived from customers purchasing additional support beyond the standard support that is included in the basic SaaS fee. We sell annual and multi-year contracts, which typically vary in length between one and five years. Subscriptions and support are non-cancelable and are billed in advance on an annual basis. Subscription and support revenue represented 92% of total revenue for 2023.

Due to the nature of our multi-year subscription contracts, it is common that at any point in a contract term there can be amounts that we have not yet been contractually able to invoice, which along with our billed amounts are considered part of our remaining performance obligations (“RPO”).

We sell our applications and services through a direct sales force. Our sales organization includes technical sales engineers who serve as experts in the technical aspects of our applications and customer implementations. Many of our sales efforts require us to respond to request for proposals, particularly in the Higher Education space and to a lesser extent in K-12. Our sales force targets statewide systems for Higher Education and K-12, as well individual colleges and universities and K-12 schools. As we continue to grow internationally, we continue to enhance our indirect sales motion in order to penetrate certain international markets.

As of December 31, 2023, we had 8,085 customers representing Higher Education institutions and K-12 districts and schools in more than 100 countries, compared to 7,436 customers in more than 100 countries as of December 31, 2022. Our customers include State Universities of California, Florida, and Utah, all of the Ivy League universities, the entire Higher Education systems for Sweden and Norway, many of the largest K-12 systems in the U.S., and international K-12 systems. We continue to see growth opportunities in the K-12 market and have made incremental investments in the assessments space, which we expect to represent a meaningful portion of our business moving forward. We also continue to expand our international business, evidenced by our acquisition of Impact, which we believe will be an important factor in our continued growth. In 2023, revenue derived from outside of the U.S. increased 9% on a year-on-year basis, driven primarily by increases in demand across Western European, Asia-Pacific, and Latin American markets.

The majority of our academic customers implement Canvas widely within their institutions and across school districts, where applicable. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to an entity with multiple subsidiaries or divisions, universities, or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2023, no single customer represented more than 10% of our revenue.

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

Impacts of Macroeconomic Conditions and Trends

Adverse macroeconomic conditions, including but not limited to high inflation, slower economic growth or recession, changes to fiscal and monetary policy, and high interest rates could impact our business and customer spending. Certain of our customers may be negatively impacted by these events.

We have continued to experience high usage on our learning platform as our customers continue to embrace remote learning platforms and demand for our products remains high. These factors have generated a positive impact to our gross margin.

As of December 31, 2023, our pipeline for new K-12 contracts and cross-sell opportunities remains robust, complemented by the strength of state budgets dedicated to digital transformation projects. Notably, the Elementary and Secondary School Emergency Relief (“ESSER”) funds, with the third and largest set of funds, carry an obligation deadline of September 30, 2024. In addition to this, Instructure has witnessed a noteworthy surge in the volume of Non-Traditional use case projects entering the market. The expanding Non-Traditional student segment presents a substantial growth opportunity, and Instructure is strategically positioned to seize this market share. Leveraging the awareness gained from Kindergarten through Higher Ed utilization and Instructure's product competencies in credentialing, further enhances our unique advantage in capturing this evolving market.

The U.S dollar may fluctuate relative to foreign currencies depending on whether the U.S. Federal Reserve maintains the federal funds interest rate or if they choose to lower the federal funds interest rate as some recent reports have indicated, which could further impact our reported expenses. Similarly, as a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 6.12% as of December 31, 2022 to 8.68% as of December 31, 2023, impacting our cost of debt. These items have not had a material impact on our results of operations to date.

Acquisition of Parchment

On February 1, 2024, Instructure closed the previously announced acquisition of Parchment, the world’s largest academic credentialing platform and network, where 100% of the equity interests were acquired in the all cash transaction. The purpose of the transaction is to bolster the Instructure Learning Platform's scale and reach as learners are engaged throughout their lifelong learning journey, facilitating evidence of learning and streamlining the educational process for educators and learners during key transitions. The preliminary purchase price is $833.3 million. The purchase price was paid to the sellers net of unpaid indebtedness and transaction expenses, and is subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase was financed through a combination of cash on hand and debt financing.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following trends and our ability to:

Increase Adoption of Cloud-Based Software by Higher Education and K-12 Institutions

Our ability to increase market adoption of our platform is driven by the overall adoption of cloud applications and infrastructure by academic institutions. Higher Education and K-12 institutions accelerated the pace of cloud adoption to support near-term online educational needs, as a result of, and following the COVID-19 pandemic, and we believe that Higher Education and K-12 institutions are poised to continue to accelerate the pace of cloud adoption to support near-term online educational needs to withstand future challenges. Academic institutions that relied upon on-premises solutions to support remote operations faced significant delays at the height of the COVID-19 pandemic. To be prepared for any similar future health crisis, institutions must make a fundamental shift to adopt cloud-based collaboration solutions in order to continue providing a high-quality education and support in-person, remote, and hybrid learning. As the leader in the market for cloud-based learning technology, we believe the imperative for these institutions to adopt cloud infrastructure will increase demand for our learning platform and broaden our customer base.

Grow Our Customer Base

We believe there is significant opportunity to grow our customer base in Higher Education and K-12. The growth of our Higher Education customer base is primarily dependent on the replacement of legacy systems with our cloud-native learning platform in North America and our continued expansion efforts internationally. The growth of our K-12 customer base is primarily dependent on our ability to surround currently implemented free solutions with our learning platform and, in connection therewith, monetize demand for our broad capabilities. We intend to expand our customer base by continuing to make targeted and prudent investments in sales and marketing and customer support.

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

Number of Customers

We evaluate the number of customers who use our products to measure and monitor the growth of our business and the success of our sales and marketing activities. We believe that the growth of our customer base is indicative of our revenue growth potential. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to an entity with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. We had 6,908, 7,436, and 8,085 customers contracted to use our platform as of December 31, 2021, 2022, and 2023, respectively. The increase in customers from December 31, 2021 to December 31, 2022 and to December 31, 2023 was driven by the continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Net Revenue Retention Rate; Gross Revenue Retention Rate

Our net revenue retention rate calculation begins with a customer cohort base as of a given month in the immediately preceding year and compares the ARR for that same cohort group in that given month for the current year. We calculate our net revenue retention rate by dividing the ARR obtained from a particular customer cohort in a given month by the ARR from that same customer cohort from the same month in the immediately preceding year. If a customer has any ARR in a given month, such customer is included in a “customer cohort.” This calculation contemplates all changes to ARR for the designated customer cohort, which includes customer terminations and non-renewals, customer consolidations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was 109%, 106%, and 103% as of December 31, 2021, 2022 and 2023, respectively.

We calculate gross revenue retention rate by subtracting downgrades and cancellations over a 12-month period from ARR at the beginning of the corresponding 12-month period for a particular customer cohort and dividing the result by the ARR from the beginning of the same 12-month period. Our gross revenue retention rate was 95%, 94%, and 93% at December 31, 2021, 2022 and 2023, respectively.

The most significant positive drivers of changes in our net revenue retention rate each year have historically been our ability to up-sell or cross-sell new solutions or additional licenses to our existing customer base and secure multi-year contracts containing periodic pricing term increases.

Remaining Performance Obligations (“RPO”)

We monitor RPO as a key metric to help us evaluate the health of our business. RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K.

RPO was $698.0 million, $760.1 million and $833.5 million as of December 31, 2021, 2022 and 2023, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long-term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during a particular period.

Key Components of Results of Operations

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of implementation, training, and other types of consulting services.

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

Professional services and other revenue are derived primarily from implementation, training, and other consulting fees, which generally take anywhere from 30 to 90 days to complete depending on customer-side complexity and timelines. These services include regularly scheduled and highly-structured activities to ensure customers progress toward better utilizing our applications. Most of these interactions take place over the phone and through the use of web meeting technology. Because we have determined the implementation services are distinct, they are recognized over time as the services are rendered, using an efforts-expended input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

Instructure offers customers training services for an incremental fee which focus on creating confidence among users so they can be successful with our applications. Most training is performed remotely using web meeting technology, while the remainder is delivered in person. Because we have determined that training offerings are distinct from other performance obligations, we record training revenue upon the delivery of the service which can vary based on the nature of the training purchased. For trainings that are delivered live, revenue is recognized upon delivery. The Company offers customers unlimited access to online training services for a defined period of time, whereby revenue is recognized ratably over the defined contract term.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The income tax benefit at December 31, 2023 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, domestic valuation allowances recorded, and the current year credits generated.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Revenue:
Subscription and support	$485,516	$430,661	$367,781
Professional services and other	44,694	44,533	37,580
Total revenue	530,210	475,194	405,361
Cost of revenue:
Subscription and support(1)(2)(3)	158,699	146,546	148,923
Professional services and other(1)(3)	27,616	25,748	20,942
Total cost of revenue	186,315	172,294	169,865
Gross profit	343,895	302,900	235,496
Operating expenses:
Sales and marketing(1)(2)(3)	197,690	181,744	162,544
Research and development(1)(2)(3)	88,162	77,189	63,771
General and administrative(1)(3)	61,261	60,447	54,911
Impairment on disposal group(3)	—	—	1,218
Total operating expenses	347,113	319,380	282,444
Loss from operations	(3,218)	(16,480)	(46,948)
Other income (expense):
Interest income	5,738	1,679	29
Interest expense	(42,024)	(24,595)	(50,360)
Other income (expense), net(3)	1,168	(2,978)	(2,695)
Loss on extinguishment of debt	—	—	(22,424)
Total other income (expense), net	(35,118)	(25,894)	(75,450)
Loss before income tax benefit	(38,336)	(42,374)	(122,398)
Income tax benefit	4,258	8,132	33,719
Net loss	$(34,078)	$(34,242)	$(88,679)

(1) Includes stock-based compensation as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Cost of revenue:
Subscription and support	$1,775	$1,348	$899
Professional services and other	2,218	1,742	959
Sales and marketing	11,971	11,050	6,936
Research and development	14,333	11,467	6,943
General and administrative	13,899	14,172	10,048
Total stock-based compensation	$44,196	$39,779	$25,785

(2) Includes amortization of acquisition-related intangibles as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Cost of revenue:
Subscription and support	$64,868	$63,386	$62,060
Sales and marketing	78,080	73,324	71,934
Research and Development	17	—	—
Total amortization of acquisition-related intangibles	$142,965	$136,710	$133,994

(3) Includes transaction costs, sponsor costs, impairment charges, other non-recurring costs, and effects of foreign currency transaction gains and losses costs as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Cost of revenue:
Subscription and support	$2,679	$168	$2,132
Professional services and other	373	127	913
Sales and marketing	4,765	2,007	2,671
Research and development	8,497	3,954	4,041
General and administrative	9,507	6,749	10,589
Impairment on disposal group	—	—	1,218
Other income (expense), net	1,564	(2,514)	(1,916)
Total costs for transaction, sponsor, impairment, other non-recurring, and foreign currency gains and losses	$24,257	$15,519	$23,480

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(as a percentage of total revenue)	2023	2022	2021
Revenue:
Subscription and support	92%	91%	91%
Professional services and other	8	9	9
Total revenue	100	100	100
Cost of revenue:
Subscription and support	30	31	37
Professional services and other	5	5	5
Total cost of revenue	35	36	42
Gross profit	65	64	58
Operating expenses:
Sales and marketing	37	38	40
Research and development	17	16	16
General and administrative	12	13	14
Total operating expenses	66	67	70
Loss from operations	(1)	(3)	(12)
Other income (expense):
Interest income	1	—	—
Interest expense	(8)	(5)	(12)
Other income (expense), net	—	(1)	(1)
Loss on extinguishment of debt	—	—	(6)
Total other income, net	(7)	(6)	(19)
Loss before income tax benefit	(8)	(9)	(31)
Income tax benefit	1	2	8
Net loss	(7)%	(7)%	(23)%

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Subscription and support	$485,516	$430,661	$54,855	13%
Professional services and other	$44,694	$44,533	161	0
Total revenue	$530,210	$475,194	$55,016	12%

Subscription and support revenue increased $54.9 million for the year ended December 31, 2023. The increase in revenue is due to expanded use of our solutions, including among new and existing customers. For the year ended December 31, 2023, revenue from new customers increased by $33.4 million and revenue from existing customers increased by $21.5 million. International markets contributed 20% of the total revenue for the year ended December 31, 2023, an increase of $8.9 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.2 million for the year ended December 31, 2023. The increase is due to the expanded use of our solutions as discussed above, offset by timing and delivery of certain professional services when compared to historical delivery patterns.

Cost of Revenue and Gross Margin

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$158,699	$146,546	$12,153	8%
Professional services and other	27,616	25,748	1,868	7
Total cost of revenue	$186,315	$172,294	$14,021	8%
Gross margin percentage
Subscription and support revenue	67%	66%
Professional services and other	38	42
Total gross margin	65	64

Subscription and support cost of revenue increased $12.2 million for the year ended December 31, 2023 due to an increase in web hosting costs of $7.3 million to support increased revenue, an increase in amortization of acquisition-related intangibles of $2.5 million, an increase in salaries, wages, and payroll-related benefits of $1.3 million, an increase in third-party contractor and consulting costs of $1.0 million related to cloud hosting projects primarily as a result of the Company's merger and acquisition activity, inclusive of post-close integration activities, and an increase in stock-based compensation of $0.4 million. These increases were offset by a decrease in software expenses of $0.3 million, and a decrease in bonuses of $0.1 million.

Professional services and other cost of revenue increased $1.9 million for the year ended December 31, 2023 due to an increase in salaries, wages, and payroll-related benefits of $1.9 million, an increase in stock-based compensation of $0.5 million, an increase in commissions of $0.1 million, an increase in bonuses of $0.2 million, and an increase in travel expenses of $0.2 million, and other insignificant increases totaling $0.1 million. These increases were offset by a decrease in third-party contractor and consulting costs of $1.0 million and a decrease in acquisition related amortization expense of $0.1 million.

Operating Expenses

Sales and Marketing

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$197,690	$181,744	$15,946	9%

Sales and marketing expenses increased $15.9 million for the year ended December 31, 2023 due to an increase in salaries, wages, and payroll-related benefits of $5.0 million, an increase in amortization of acquisition-related intangibles of $4.4 million, an increase in commission expense of $1.9 million, an increase in travel expenses of $1.7 million, an increase in severance costs of $1.3, an increase in stock-based compensation of $0.9 million, an increase in software expenses of $0.9 million, an increase in third-party contracting and consulting costs of $0.7 million, and an increase in employee related incentives of $0.2 million. These increases were offset by a decrease in marketing expenses, including tradeshows, conferences, and public relations, of $0.9 million, and a decrease in office rent of $0.2 million.

Research and Development

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$88,162	$77,189	$10,973	14%

Research and development expenses increased $11.0 million for the year ended December 31, 2023 due to an increase in salaries, wages, and payroll-related benefits of $7.8 million, an increase in stock-based compensation of $2.9 million, an increase in severance costs of $1.0 million, offset by a decrease in bonuses of $1.1 million. There were additional increases in travel expenses of $0.3 million, an increase in third-party contractor and consulting costs of $0.2 million, an increase in property taxes of $0.2 million, and an increase in travel expenses of $0.2 million. These increases were offset by a decrease in acquisition-related amortization expense of $0.2 million, a decrease in office rent of $0.1 million, and other insignificant decreases of $0.1 million.

General and Administrative

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$61,261	$60,447	$814	1%

General and administrative expenses increased $0.8 million for the year ended December 31, 2023 due to an increase in third-party contractor and consulting costs of $3.0 million primarily as a result of the Company's merger and acquisition activities, inclusive of due diligence and post-close integration activities, an increase in bad debt expense of $0.6 million, an increase in travel of $0.2 million, and an increase in severance costs of $0.2 million. These increases were offset by a decrease in insurance expenses of $1.7 million, a decrease in in salaries, wages, and payroll-related benefits of $0.4 million, a decrease in stock-based compensation of $0.3 million, a decrease in bonuses of $0.3 million, a decrease in systems and hardware expenses of $0.2 million, a decrease in employee-related incentives of $0.2 million and a decrease in acquisition-related amortization expense of $0.1 million.

Other Expense, net

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other expense, net	$(35,118)	$(25,894)	$(9,224)	36%

Other expense, net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other expense, net increased $9.2 million for the year ended December 31, 2023 as a result of increased interest expense of $17.4 million due to interest rate increases on our Senior Term Loan (as defined below). This increase in expense was offset by $4.1 million related to realized and unrealized foreign currency gains and an increase in interest income of $4.1 million.

Income Tax Benefit

	Year ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Income tax benefit	$4,258	$8,132	$(3,874)	(48)%

Income tax benefit decreased $3.9 million for the year ended December 31, 2023. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The decrease in the income tax benefit was due to the 2023 reduction in pretax book loss, domestic valuation allowance recorded, and changes in foreign tax rates.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

A discussion regarding our financial condition and results of operations for the years ended December 31, 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2023.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $344.2 million and $190.3 million, respectively, which was held for working capital purposes, as well as the available balance of our Senior Secured Credit Facilities and Credit Facilities, respectively (each as defined below). As of December 31, 2023 and December 31, 2022, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have historically financed our operations through cash received from operations. We believe our existing cash and cash equivalents, our Senior Secured Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

Our material cash requirements from known contractual and other obligations primarily consists of our Senior Term Loan and operating facility lease obligations, including certain letters of credit. Expected timing of these payments as of December 31, 2023 is as follows:

	Total	Next 12 months	Beyond 12 months
(in thousands)
Senior Term Loan - principal	$491,250	$5,000	$486,250
Senior Term Loan – interest (1)	208,061	46,971	161,090
Operating facility lease obligations (2)	18,888	8,554	10,334
Total	$718,199	$60,525	$657,674
(1)
Interest payments that relate to the Senior Term Loan are calculated and estimated for the periods presented based on the expected principal balance for each period and the effective interest rate at December 31, 2023 of 8.68%, given that our debt is at floating interest rates. Excluded from these payments is the amortization of debt issuance costs related to our indebtedness.
(2)
As of December 31, 2023 and December 31, 2022, we had a total of $3.2 million and $4.3 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2023, we had deferred revenue of $302.7 million, of which $291.8 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all revenue recognition criteria have been met. As of December 31, 2022, we had deferred revenue of $289.4 million, of which $275.6 million was recorded as a current liability.

The following table shows our cash flows for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(in thousands)
Net cash provided by operating activities	$164,016	$140,271	$105,143
Net cash provided by (used in) investing activities	(5,890)	(115,291)	15,228
Net cash used in financing activities	(5,697)	(1,714)	(102,171)

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

Credit Facility

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “2021 Credit Agreement”), governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under our prior credit agreement (the “Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company's obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of December 31, 2023, we had no outstanding borrowings under our Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we were required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bore interest, at the Company’s option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans was 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranged from 2.00% to 2.5% subject to the Company’s Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranged from 1.00% to 1.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio.

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

On February 1, 2024, we entered into a second amendment to the 2021 Credit Agreement to borrow incremental term loans (the “Incremental Term Loans”) in an aggregate principal amount equal to $685.0 million. We used the proceeds of the incremental term loans to finance the acquisition of Parchment and to pay for fees and costs incurred in connection with the acquisition and related transactions.

As of December 31, 2023, we had outstanding borrowings of $491.3 million on the Senior Term Loan, no outstanding borrowings under our Senior Revolver and $3.2 million outstanding under letters of credit.

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash provided by operating activities during 2023 was $164.0 million, which primarily reflected our net loss of $34.1 million, offset by non-cash expenses that included $43.5 million of stock-based compensation, $143.0 million of depreciation and amortization, $1.2 million of amortization of deferred financing costs, and $0.7 million of other non-cash items. These amounts were offset by a decrease to deferred income taxes of $7.8 million. Working capital sources of cash included a net increase of $15.9 million in deferred revenue and accounts receivable primarily resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, a $4.7 million increase in deferred commissions, a $4.6 million in right-of-use assets, and a $3.2 million increase in other liabilities. These sources were partially offset by a decrease in prepaid expenses and other assets of $5.6 million, and a decrease in lease liabilities of $7.1 million.

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

Net cash used in investing activities during 2023 was $5.9 million, consisting of purchases of property and equipment.

Net cash used in investing activities during 2022 was $115.3 million, consisting of our acquisitions of Canvas Credentials and LearnPlatform of $19.5 million and $89.5 million, respectively, and purchases of property and equipment of $6.3 million.

Financing Activities

Our historical financing activities have consisted of borrowings of long-term debt, capital contributions received from stockholders, repurchasing shares for tax withholdings on vesting of restricted stock, proceeds from issuance of our common stock, and selling our common stock from our IPO.

Net cash used in financing activities during 2023 was $5.7 million, which consisted of $6.6 million of shares repurchased for tax withholdings on vesting of restricted stock, $5.0 million of principal payments made on our Credit Facilities, and $0.1 million of payments for financing costs, offset by $6.0 million of proceeds from issuance of common stock from employee equity plans.

Net cash used in financing activities during 2022 was $1.7 million, which consisted of $5.3 million of shares repurchased for tax withholdings on vesting of restricted stock, $3.8 million of principal payments made on our Credit Facilities, offset by $7.3 million of proceeds from issuance of common stock from employee equity plans.

Year Ended December 31, 2021

A discussion regarding our net cash provided by and used in operating activities, investing activities and financing activities for the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2023.

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

The estimates are inherently uncertain and subject to refinement during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings. Historically, there have been no significant changes in our estimates or assumptions. There were no acquisitions during the year ended December 31, 2023.

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

When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that our reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include significant underperformance relative to historical or projected future operating results, significant changes in our use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, and significant declines in our stock price for a sustained period. If we conclude that it is more likely than not that our reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting unit to guideline publicly traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly traded companies for our reporting unit. We would estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for our reporting unit in any period and proceed directly to performing step one of the goodwill impairment test.

We performed a step zero qualitative analysis for our assessment of goodwill impairment for fiscal years 2023 and 2022. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of our reporting unit was less than its carrying amount. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for our reporting unit for fiscal years 2023 and 2022.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal years 2023 and 2022.

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

Non-GAAP Operating Income

We define non-GAAP operating income as loss from operations excluding the impact of stock-based compensation, transaction costs, sponsor costs, other non-recurring costs, amortization of acquisition-related intangibles, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact, Elevate Data Sync, and LearnPlatform acquisitions that we do not believe are reflective of our ongoing operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Loss from operations	$(3,218)	$(16,480)	$(46,948)
Stock-based compensation	44,196	39,779	25,785
Transaction costs (1)	15,512	9,123	9,090
Sponsor costs (2)	147	517	414
Impairment charges (3)	—	—	8,116
Other non-recurring costs (4)	10,162	3,365	3,944
Amortization of acquisition related intangibles	142,965	136,710	133,994
Fair value adjustment in connection with purchase accounting	—	868	9,322
Non-GAAP operating income	$209,764	$173,882	$143,717
(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represent expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes impairment charges as follows:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Impairment on Bridge disposal group	—	—	1,218
Impairment of leased properties	—	—	6,898
Total impairment charges	$—	$—	$8,116

(4) Includes other non-recurring costs as follows:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Professional services related to sale of Bridge	$—	$—	$1,185
Loss on exit of leased properties	—	—	66
Contract modification fees	1,507	230	9
Employee severance	3,469	744	1,761
Workforce realignment costs	3,521	1,388	—
Other insignificant non-recurring costs	1,665	1,003	923
Total other non-recurring costs	$10,162	$3,365	$3,944

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Net cash provided by operating activities	$164,016	$140,271	$105,143
Purchases of property and equipment and intangible assets	(5,940)	(6,321)	(4,259)
Proceeds from disposals of property and equipment	50	43	53
Free cash flow	$158,126	$133,993	$100,937

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, transaction costs, sponsor costs, impairment charges, other non-recurring costs, effects of foreign currency transaction gains and losses, amortization of acquisition-related intangibles, interest income, and the impact of fair value adjustments to acquired unearned revenue relating to the Take-Private Transaction and Certica, Impact, Elevate Data Sync, and LearnPlatform acquisitions. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Net Loss	$(34,078)	$(34,242)	$(88,679)
Interest on outstanding debt and loss on debt extinguishment	42,022	24,591	72,775
Benefit for taxes	(4,258)	(8,132)	(33,719)
Depreciation	4,786	4,491	3,713
Amortization	2	7	7
Stock-based compensation	44,196	39,779	25,785
Transaction costs (1)	15,512	9,123	9,090
Sponsor costs (2)	147	517	414
Impairment charges (3)	—	—	8,116
Other non-recurring costs (4)	10,269	3,365	3,944
Effects of foreign currency transaction (gains) and losses	(1,671)	2,514	1,916
Amortization of acquisition-related intangibles	142,965	136,710	133,994
Interest income	(5,679)	—	—
Fair value adjustments to deferred revenue in connection with purchase accounting	—	868	9,322
Adjusted EBITDA	$214,213	$179,591	$146,678
(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-close integration activities.
(2)
Represent expenses incurred for services provided by Thoma Bravo and their affiliates.

(3) Includes impairment charges as follows:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Impairment on Bridge disposal group	—	—	1,218
Impairment of leased properties	—	—	6,898
Total impairment charges	$—	$—	$8,116

(4) Includes other non-recurring costs as follows:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Professional services related to sale of Bridge	$—	$—	$1,185
Loss on exit of leased properties	107	—	66
Contract modification fees	1,507	230	9
Employee severance	3,469	744	1,761
Workforce realignment costs	3,521	1,388	—
Other insignificant non-recurring costs	1,665	1,003	923
Total other non-recurring costs	$10,269	$3,365	$3,944

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

The following table presents a reconciliation of revenue to Allocated Combined Receipts for each of the periods indicated:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
(dollars in thousands)
Revenue	$530,210	$475,194	$405,361
Fair value adjustments to deferred revenue in connection with purchase accounting	—	868	9,322
Allocated Combined Receipts	$530,210	$476,062	$414,683

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $344.2 million as of December 31, 2023, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At December 31, 2023, we had in place a $125.0 million Senior Revolver, with availability of $125.0 million, and approximately $491.3 million outstanding under the Senior Term Loan. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan bears interest at 2.75% plus a variable applicable rate. As a result of increased federal funds interest rates, the interest rate applicable to our Senior Term Loan increased from 6.12% as of December 31, 2022 to 8.68% as of December 31, 2023, impacting our cost of debt. A hypothetical 1% increase or decrease to the interest rate applicable to our Senior Term Loan during the year ended December 31, 2023 would not have had a material impact on our consolidated financial statements.

We have an agreement to maintain cash balances at a financial institution of no less than $3.2 million as collateral for several letters of credit for purposes of securing certain of the Company’s obligations under facility leases and other contractual cash collateral arrangements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in our fiscal year ended December 31, 2023 because substantially all of our sales are denominated in U.S. dollars, which have not been subject to material currency inflation, and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

Item 8. Financial Statements and Supplementary Data.

INSTRUCTURE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Instructure Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instructure Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Identification of performance obligations
Description of the Matter

As described in Note 1 to the consolidated financial statements, many of the Company's contracts with customers contain multiple performance obligations, which are accounted for separately when recognizing revenue if they are distinct.

The Company enters into contracts with its customers that may include promises to transfer subscriptions, support services, training, and other types of professional services. Auditing the Company’s revenue recognition was challenging and complex due to the effort required to analyze the accounting treatment for the Company’s various product and service offerings. This involved assessing the impact of terms and conditions in contracts with customers to determine whether products and services are considered distinct performance obligations and the related timing of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's identification and evaluation of distinct performance obligations and the determination of the timing of revenue recognition.

Our audit procedures also included, among others, an evaluation of management’s contract assessment and identification of performance obligations. We inspected a sample of customer contracts and reviewed management’s contract assessment and identification of performance obligations and tested the related timing of revenue recognition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Salt Lake City, Utah

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Instructure Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Instructure Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Instructure Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 21, 2024

INSTRUCTURE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$341,047	$185,954
Accounts receivable—net	67,193	71,428
Prepaid expenses	12,082	11,120
Deferred commissions	13,705	13,390
Other current assets	4,797	3,144
Total current assets	438,824	285,036
Property and equipment, net	13,479	12,380
Right-of-use assets	9,002	13,575
Goodwill	1,265,316	1,266,402
Intangible assets, net	399,712	542,679
Noncurrent prepaid expenses	4,182	871
Deferred commissions, net of current portion	13,816	18,781
Deferred tax assets	6,739	8,143
Other assets	6,908	5,622
Total assets	$2,157,978	$2,153,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,589	$18,792
Accrued liabilities	23,760	28,483
Lease liabilities	7,513	7,205
Long-term debt, current	4,013	4,013
Deferred revenue	291,784	275,564
Total current liabilities	350,659	334,057
Long-term debt, net of current portion	482,387	486,471
Deferred revenue, net of current portion	10,876	13,816
Lease liabilities, net of current portion	9,246	16,610
Deferred tax liabilities	14,420	24,702
Other long-term liabilities	4,898	1,706
Total liabilities	872,486	877,362
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of December 31, 2023 and 2022, 145,207 and 142,917 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	1,452	1,429
Additional paid-in capital	1,619,020	1,575,600
Accumulated deficit	(334,980)	(300,902)
Total stockholders’ equity	1,285,492	1,276,127
Total liabilities and stockholders’ equity	$2,157,978	$2,153,489

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
Revenue:
Subscription and support	$485,516	$430,661	$367,781
Professional services and other	44,694	44,533	37,580
Total revenue	530,210	475,194	405,361
Cost of revenue:
Subscription and support	158,699	146,546	148,923
Professional services and other	27,616	25,748	20,942
Total cost of revenue	186,315	172,294	169,865
Gross profit	343,895	302,900	235,496
Operating expenses:
Sales and marketing	197,690	181,744	162,544
Research and development	88,162	77,189	63,771
General and administrative	61,261	60,447	54,911
Impairment on disposal group	—	—	1,218
Total operating expenses	347,113	319,380	282,444
Loss from operations	(3,218)	(16,480)	(46,948)
Other income (expense):
Interest income	5,738	1,679	29
Interest expense	(42,024)	(24,595)	(50,360)
Other income (expense), net	1,168	(2,978)	(2,695)
Loss on extinguishment of debt	—	—	(22,424)
Total other income (expense), net	(35,118)	(25,894)	(75,450)
Loss before income tax benefit	(38,336)	(42,374)	(122,398)
Income tax benefit	4,258	8,132	33,719
Net loss and comprehensive loss	$(34,078)	$(34,242)	$(88,679)
Net loss per common share, basic and diluted	$(0.24)	$(0.24)	$(0.67)
Weighted-average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	143,968	141,815	132,387

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	126,219	1,262	1,264,703	(177,981)	1,087,984
Repurchase of TopCo Units	(220)	(2)	(928)	—	(930)
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	14,175	142	259,112	—	259,254
Vesting of restricted stock units	634	6	(6)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(67)	(1)	(1,567)	—	(1,568)
Stock-based compensation	—	—	18,324	—	18,324
Net loss	—	—	—	(88,679)	(88,679)
Balances at December 31, 2021	140,741	1,407	1,539,638	(266,660)	1,274,385
Vesting of restricted stock units	1,987	20	(20)	—	—
Purchase of ESPP shares	418	4	7,322	—	7,326
Restricted stock withheld for taxes	(229)	(2)	(5,269)	—	(5,271)
Stock-based compensation	—	—	33,929	—	33,929
Net loss	—	—	—	(34,242)	(34,242)
Balances at December 31, 2022	142,917	1,429	1,575,600	(300,902)	1,276,127
Vesting of restricted stock units	2,249	24	(24)	—	—
Purchase of ESPP shares	300	3	6,014	—	6,017
Restricted stock withheld for taxes	(259)	(4)	(6,626)	—	(6,630)
Stock-based compensation	—	—	44,056	—	44,056
Net loss	—	—	—	(34,078)	(34,078)
Balances at December 31, 2023	145,207	$1,452	$1,619,020	$(334,980)	$1,285,492

Share amounts and per share data give retroactive effect to the forward stock split described in the Description of Business and Basis of Presentation footnote effective July 9, 2021.

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
Operating Activities:
Net loss	$(34,078)	$(34,242)	$(88,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,786	4,491	3,713
Amortization of intangible assets	142,967	136,717	134,003
Amortization of deferred financing costs	1,187	1,178	2,435
Impairment on disposal group	—	—	1,218
Loss on extinguishment of debt	—	—	22,424
Stock-based compensation	43,537	33,585	18,072
Deferred income taxes	(7,792)	(10,222)	(36,485)
Other	658	3,669	1,685
Changes in assets and liabilities:
Accounts receivable, net	2,653	(18,454)	(4,314)
Prepaid expenses and other assets	(8,552)	5,940	2,094
Deferred commissions	4,650	(648)	(8,358)
Right-of-use assets	4,573	4,888	8,729
Accounts payable and accrued liabilities	11	(2,227)	8,038
Deferred revenue	13,280	24,238	48,543
Lease liabilities	(7,056)	(6,817)	(6,363)
Other liabilities	3,192	(1,825)	(1,612)
Net cash provided by operating activities	164,016	140,271	105,143
Investing Activities:
Purchases of property and equipment	(5,940)	(6,321)	(4,259)
Proceeds from sale of property and equipment	50	43	53
Proceeds from sale of Bridge	—	—	46,018
Business acquisitions, net of cash acquired	—	(109,013)	(26,584)
Net cash provided by (used in) investing activities	(5,890)	(115,291)	15,228
Financing Activities:
IPO proceeds, net of offering costs paid of $6,068	—	—	259,254
Proceeds from issuance of common stock from employee equity plans	6,017	7,327	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,630)	(5,272)	(1,568)
Proceeds from issuance of term debt, net of discount	—	—	493,090
Distributions to stockholders	—	—	(930)
Repayments of long-term debt	(5,000)	(3,750)	(839,187)
Term Loan prepayment premium	—	—	(11,893)
Payments of financing costs	(84)	(19)	(937)
Net cash used in financing activities	(5,697)	(1,714)	(102,171)
Foreign currency impacts on cash and cash equivalents	1,513	(2,153)	—
Net increase in cash, cash equivalents and restricted cash	153,942	21,113	18,200
Cash, cash equivalents and restricted cash, beginning of period	190,266	169,153	150,953
Cash, cash equivalents and restricted cash, end of period	$344,208	$190,266	$169,153
Supplemental cash flow disclosure:
Cash paid for taxes	$2,755	$3,102	$646
Interest paid	$42,430	$18,073	$48,058
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2	$67	$83

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

The following provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on the consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements and other contractual arrangements:

	December 31,	December 31,	December 31,
	2023	2022	2021
Cash and equivalents	$341,047	$185,954	$164,928
Restricted cash	3,161	4,312	4,225
Total cash, cash equivalents and restricted cash	$344,208	$190,266	$169,153

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Organization

On March 24, 2020, Instructure Parent, L.P. (“TopCo”) acquired 100 percent of Instructure, Inc.’s equity. Instructure Intermediate Holdings I, Inc. was a wholly-owned subsidiary of TopCo and was formed on January 14, 2020 by Thoma Bravo for the purpose of purchasing Instructure, Inc. and had no operations prior to the Take-Private Transaction. On May 26, 2021, Instructure Intermediate Holdings I, Inc. changed its name to Instructure Holdings, Inc (the “Company,” “Instructure,” “we,” “our,” or “us”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include provisions for credit losses, useful lives for property and equipment and intangible assets, valuation allowances for net deferred income tax assets, acquisition related estimates, our assessment for impairment of goodwill, intangible assets, and other long-lived assets, the standalone selling price of performance obligations, timing of professional services revenue recognition, and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

Operating Segments

We operate in a single operating segment: cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders for the year ended December 31, 2023, 2022, and 2021 is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Restricted stock units and shares purchased through the employee stock purchase plan are considered to be common stock equivalents in the year ended December 31, 2023, 2022, and 2021.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(34,078)	$(34,242)	$(88,679)

Denominator:
Weighted-average common shares outstanding—basic	143,968	141,815	132,387
Dilutive effect of share equivalents resulting from stock options and unvested restricted stock units	—	—	—
Weighted-average common shares outstanding-diluted	143,968	141,815	132,387
Net loss per common share, basic and diluted	$(0.24)	$(0.24)	$(0.67)

For the year ended December 31, 2023, 2022, and 2021, we incurred net losses and, therefore, the effect of our outstanding restricted stock units and rights to purchase common stock through the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Restricted stock units	4,790	4,846	4,723
Employee stock purchase plan	105	129	176
Total	4,895	4,975	4,899

Concentration of Credit Risk, Significant Customers and International Operations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. We deposit cash with high credit quality financial institutions, which typically exceed federally insured amounts. We have not experienced any losses on our deposits. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We review the expected collectability of accounts receivable and record a provision for credit losses for amounts that we determine are not collectible.

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of December 31, 2023, and 2022 there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

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

The following is a roll-forward of our provision for credit losses (in thousands):

	Balance Beginning of Period	Charged to Costs or Expenses	Deductions(1)	Balance at End of Period
Provision for Credit Losses
Year ended December 31, 2023	$1,468	1,583	(1,012)	$2,039
Year ended December 31, 2022	$815	940	(287)	$1,468
Year ended December 31, 2021	$902	232	(319)	$815
(1)
Deductions include actual accounts written-off, net of recoveries.

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

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset, which ranges from one to ten years.

When there are indicators of potential impairment, we evaluate recoverability of the carrying values of property and equipment and finite-lived intangible assets by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds our estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

Fair Value

Our short-term financial instruments include cash equivalents, accounts receivable, accounts payable and accrued liabilities and are carried on the consolidated financial statements as of December 31, 2023 and 2022 at amounts that approximate fair value due to their short-term maturity dates.

Goodwill

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not subject to amortization, but is tested annually for impairment within our fourth fiscal quarter using an October 1 measurement date or more frequently if there are indicators of impairment. We first perform a qualitative assessment to determine if it is more likely than not that our reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we would bypass the quantitative impairment test. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in our use of acquired assets or the strategy of our overall business; (3) significant negative industry or economic trends; and (4) a significant decline in our stock price for a sustained period. We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole. Our current year impairment test did not result in any impairment of the goodwill balance as no indicators of impairment were identified. Refer to Note 3—Acquisitions and Disposals for additional information regarding impairment of goodwill recognized in the year ended December 31, 2021 related to the sale of Bridge. We did not recognize any additional impairment charges in any of the periods presented. We have no other intangible assets with indefinite useful lives. There were no acquisitions during the year ended December 31, 2023.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Consistent with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The timing of revenue recognition may differ from the timing of invoicing our customers. We record an unbilled receivable, which is included within accounts receivable—net on our consolidated balance sheets, when revenue is recognized prior to invoicing. Unbilled receivable balances as of December 31, 2023 and 2022 were $2.8 million and $0.6 million, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses totaled $8.4 million, $9.4 million, and $8.3 million, for the year ended December 31, 2023, 2022, and 2021, respectively.

Stock-Based Compensation

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are remeasured on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related notes.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related notes.

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022

Computer and office equipment	$5,437	$5,528
Capitalized software development costs	13,556	8,585
Furniture and fixtures	1,153	1,589
Leasehold improvements and other	6,270	6,970
Total property and equipment	26,416	22,672
Less accumulated depreciation and amortization	(12,937)	(10,292)
Total	$13,479	$12,380

Accumulated amortization for capitalized software development costs was $4.7 million and $2.4 million at December 31, 2023 and 2022, respectively. Amortization expense for capitalized software development costs for the year ended December 31, 2023, 2022, and 2021 was $2.6 million, $1.4 million, and $0.7 million, respectively, and is recorded within subscription and support cost of revenue in the consolidated statements of operations and comprehensive loss.

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

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, of which $9.7 million is expected to be deductible for tax purposes from the Canvas Credentials acquisition. The goodwill generated from all transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven years. The trade names acquired are amortized over the estimated useful life of one to ten years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Non-compete agreements are amortized over an estimated useful life of three years and amortization is included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Sale of getBridge LLC (“Bridge”)

On February 26, 2021, the Company sold Bridge, its corporate learning platform and wholly-owned subsidiary, for a total purchase price of $47.0 million. We received cash proceeds net of transaction costs of $46.0 million. The proceeds from this sale were used to pay down the balance of our then outstanding Term Loan (as defined in Note 5—Credit Facility). During the year ended December 31, 2021, we recognized a pretax loss on this divestiture of $1.2 million, which is included in operating expenses as impairment on disposal group in the accompanying consolidated statements of operations and comprehensive loss.

4. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2022	$1,266,402
Adjustments (Note 3 - Acquisitions and Disposals)	(1,086)
Balance as of December 31, 2023	$1,265,316

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	December 31, 2023			December 31, 2022
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Software	0 Months	$21	$(21)	$—	$21	$(20)	$1
Trade names	74 Months	126,100	(49,336)	76,764	126,100	(35,936)	90,164
Developed technology	20 Months	325,300	(232,662)	92,638	325,300	(167,600)	157,700
Customer relationships	45 Months	451,400	(221,123)	230,277	451,400	(156,635)	294,765
Non-competition agreements	24 Months	50	(17)	33	50	(1)	49
Total		$902,871	$(503,159)	$399,712	$902,871	$(360,192)	$542,679

Amortization expense for intangible assets was $143.0 million, $136.7 million, and $134.0 million, for the year ended December 31, 2023, 2022, and 2021, respectively.

Based on the recorded intangible assets at December 31, 2023, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2024	$142,442
2025	99,729
2026	79,625
2027	40,682
2028	17,806
Thereafter	19,428
Total	$399,712

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of December 31, 2023, we had no outstanding borrowings under our Senior Revolver.

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. Commencing June 30, 2022, we were required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the aggregate original principal amount of the Senior Term Loan at closing, with the balance payable at maturity. Borrowings under the Senior Secured Credit Facilities bore interest, at the Company’s option, at: (i) Base Rate equal to the greater of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate,” (c) a Eurocurrency Rate for such date plus 1.00% and (d) 1.00%; or (ii) the Eurocurrency Rate (provided that the Eurocurrency Rate applicable to the Senior Term Loan shall not be less than 0.50% per annum). The Applicable Rate for the Senior Term Loan with respect to Eurocurrency Rate Loans was 2.75% per annum and 1.75% per annum for Base Rate Loans. The Applicable Rate for the Senior Revolver with respect to Eurocurrency Rate Loans, SONIA Loans, and Alternative Currency Term Rate Loans ranged from 2.00% to 2.5% subject to the Company’s Consolidated First Lien Net Leverage Ratio, while the Applicable Rate for Base Rate Loans ranged from 1.00% to 1.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at the Applicable Commitment Fee of the average daily unutilized commitments. The Applicable Commitment Fee ranges from 0.40% to 0.50% subject to the Company’s Consolidated First Lien Net Leverage Ratio.

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

The 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending June 30, 2022, a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of December 31, 2023, there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of December 31, 2023.

Debt discount costs of $13.6 million were incurred in connection with the Term Loan. An additional $3.8 million of debt discount costs were incurred after the IPO in August 2021 in connection with the prepayment premium associated with the Term Loan as the prepayments were treated as modifications for accounting purposes. These debt discount costs were being amortized into interest expense, as set forth in the consolidated statements of operations and comprehensive loss, over the contractual term of the Term Loan. As a result of the Refinancing in the fourth quarter of 2021, the Company wrote off the remaining $13.8 million of debt discount costs related to the Credit Facilities to loss on debt extinguishment in the consolidated statements of operations and comprehensive loss. Additionally, as a result of the Refinancing, the Company capitalized $1.0 million and $5.9 million of debt discount costs incurred in connection with the Senior Term Loan in long-term debt, current and long-term debt, net of current portion, respectively, on the consolidated balance sheets. The Company recognized $1.0 million, $1.0 million, and $2.3 million of amortization of debt discount costs for the years ended December 31, 2023, 2022, and 2021, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2023 and 2022, the Company had an aggregate principal amount outstanding of $491.3 million and $496.3 million, respectively, under the Senior Term Loan, bearing interest at 8.68% and 6.12%, respectively. The Company had $4.9 million and $5.8 million of unamortized debt discount costs at December 31, 2023 and 2022, respectively, which is recorded as a reduction of the debt balance on the Company’s consolidated balance sheets.

Debt issuance costs of $0.7 million were incurred in connection with the Revolving Credit Facility. These debt issuance costs were being amortized into interest expense, as set forth in the consolidated statements of operations and comprehensive loss, over the contractual term of the Revolving Credit Facility. As a result of the Refinancing, the Company wrote off the remaining $0.5 million of debt issuance costs related to the Credit Facilities to loss on debt extinguishment in the consolidated statements of operations and comprehensive loss. Additionally, As a result of the Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the consolidated balance sheets. The Company recognized $0.2 million, $0.2 million, and $0.1 million of amortization of debt issuance costs for the year ended December 31, 2023, 2022, and 2021, respectively, which is included in the accompanying consolidated statements of operations and comprehensive loss. The Company had $0.5 million and $0.7 million of unamortized debt issuance costs at December 31, 2023 and 2022, respectively, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

In connection with the Refinancing, the Company was also required to pay a 1.5% prepayment premium under the Credit Facilities totaling $8.1 million. Due to the Refinancing being treated as an extinguishment for accounting purposes, the prepayment premium was recorded to loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.

The Senior Secured Credit Facilities contain customary negative covenants. At December 31, 2023, the Company was in compliance with all applicable covenants pertaining to the Senior Secured Credit Facilities. The Company also maintained compliance with all applicable covenants pertaining to the Credit Facilities prior to the Refinancing.

The maturities of outstanding debt, as of December 31, 2023, are as follows (in thousands):

Amount
Years Ending December 31,
2024	$5,000
2025	5,000
2026	5,000
2027	5,000
2028	471,250
Thereafter	—
Total	$491,250

6. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Historically, we had primarily generated revenues from two customer bases, Education and Corporate. Education customers consist of K-12 and Higher Education institutions that purchase our Canvas Learning Management System (“LMS”), which includes assessments, analytics and learning content. Corporate customers purchased our Bridge product, which was a corporate learning platform. Following the sale of Bridge in 2021, the Company no longer receives revenues from Corporate customers. The following tables present the Company’s disaggregated revenues based on its two customer bases and by geographic region, based on the physical location of the customer (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Education	$530,210	$475,194	$401,699
Corporate	—	—	3,662
Total revenue	$530,210	$475,194	$405,361
Percentage of revenue generated by Education	100%	100%	99%

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

United States	$422,849	$376,694	$325,998
Foreign	107,361	98,500	79,363
Total revenue	$530,210	$475,194	$405,361
Percentage of revenue generated outside of the United States	20%	21%	20%

Deferred Revenue and Performance Obligations

During the year ended December 31, 2023, 51% of revenue recognized was included in our deferred revenue balance at December 31, 2022.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, approximately $833.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 75% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

7. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $27.5 million and $32.2 million as of December 31, 2023 and 2022 respectively. For the year ended December 31, 2023, 2022, and 2021, amortization expense for deferred commissions was $19.1 million, $16.1 million, and $10.9 million, respectively, and there was no impairment of deferred commissions during these periods.

8. Stock-Based Compensation

Employee Equity Plans

The Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) was terminated in July 2021 in connection with the initial public offering (the “IPO”). As of the IPO date 6,126,802 unvested incentive units were exchanged for 3,496,739 RSUs under the 2021 Plan. The RSUs will generally vest in 11 equal quarterly installments commencing September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) and no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,629,623 shares in January 2022 and 5,716,683 shares in January 2023. As of December 31, 2023, there were 19,683,951 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering consisted of one offering period, which ended on February 28, 2022. Each new offering begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company's common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,407,406 shares in January 2022 and 1,429,171 shares in January 2023. As of December 31, 2023, 4,018,556 shares of common stock were available for future purchases under the 2021 ESPP.

During the year ended December 31, 2023, we granted 3,316,718 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company's common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair values of the RSUs granted during the year ended December 31, 2023 ranged from $24.24 to $28.00, which represent the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $83.5 million.

The following two tables show stock-based compensation by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Options (1)	$—	$680	$132
Restricted stock units	42,567	36,913	19,586
Employee stock purchase plan	1,629	2,186	1,165
Class A and Class B units	—	—	4,902
Total stock-based compensation	$44,196	$39,779	$25,785
(1)
For the year ended December 31, 2022, approximately $0.7 million is due to the acceleration and settlement of options from the LearnPlatform 2014 Stock Incentive Plan that was not included in consideration transferred. The amounts were settled in cash and the LearnPlatform 2014 Stock Incentive Plan was terminated on the date of acquisition.

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Subscription and support cost of revenue	$1,775	$1,348	$899
Professional services and other cost of revenue	2,218	1,742	959
Sales and marketing	11,971	11,050	6,936
Research and development	14,333	11,467	6,943
General and administrative	13,899	14,172	10,048
Total stock-based compensation	$44,196	$39,779	$25,785

In connection with the Take-Private Transaction on March 31, 2020, and except for certain executives, outstanding stock options and restricted stock units (“RSUs”, and together with the stock options, “equity awards”), whether vested or unvested, were canceled and replaced with the right to receive $49.00 per share in cash, less the applicable exercise price per share and applicable withholding taxes (the “per share price”), with respect of each share of common stock underlying such award (“Cash Replacement Awards”). The per share price attributed to the unvested equity awards will vest and be payable at the same time such equity awards would have vested pursuant to their original terms prior to the replacement. During the year ended December 31, 2023, 2022, and 2021, the Company recognized $0.7 million, $5.5 million, and $7.6 million of stock-based compensation expense associated with the Cash Replacement Awards, respectively.

Restricted Stock Units

Restricted Stock Unit activity on or after the IPO date was as follows during the periods indicated, presented for awards granted to employees and members of the board of directors for the year ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	RSUs	Value Per Share
Unvested and outstanding at January 1, 2021	—	$—
Granted	2,250	20.91
Vested	(23)	21.21
Forfeited or canceled	(240)	20.14
Unvested and outstanding at December 31, 2021	1,987	$21.00
Granted	2,881	21.77
Vested	(876)	21.04
Forfeited or canceled	(555)	21.23
Unvested and outstanding at December 31, 2022	3,437	$21.60
Granted	3,317	25.17
Vested	(1,262)	22.43
Forfeited or canceled	(1,022)	23.10
Unvested and outstanding at December 31, 2023	4,470	$23.68

As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs granted on or after the IPO date amounted to $95.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes the activity under the 2020 Plan and their conversion into RSUs under the 2021 Plan for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding Incentive Units at December 31, 2020	8,666	$4.03
Incentive Units granted	—	—
Incentive Units forfeited or canceled	(268)	4.09
Incentive Units vested at IPO	(2,271)	4.04
Incentive Units exchanged for RSUs	(6,127)	—
Incentive Units after IPO	—	—
RSUs exchanged from Incentive Units	3,497	—
RSUs forfeited or canceled	(150)	11.06
RSUs vested	(611)	10.00
Unvested and outstanding at December 31, 2021	2,736	$10.75
Vested	(1,112)	10.77
Forfeited or canceled	(215)	11.24
Unvested and outstanding at December 31, 2022	1,409	$10.72
Vested	(987)	11.21
Forfeited or canceled	(102)	11.13
Unvested and outstanding at December 31, 2023	320	$12.30

There were no equity awards granted under the 2020 Plan subsequent to the IPO. As of December 31, 2023 we had $2.4 million of unrecognized stock-based compensation expense related to unvested exchanged RSUs that are expected to be recognized over a weighted-average period of 0.3 years.

2021 Employee Stock Purchase Plan

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Dividend yield	None	None
Volatility	18 - 32%	32 - 47%
Risk-free interest rate	3.34 - 5.47%	0.06 - 3.34%
Expected life (years)	0.5	0.5 - 0.6

9. Income Taxes

Income (loss) before provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

United States	$(46,385)	$(46,281)	$(124,654)
Foreign	8,049	3,907	2,256
Total	$(38,336)	$(42,374)	$(122,398)

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
Current:
Federal	$336	$—	$—
State	1,210	370	2,200
Foreign	1,987	1,741	694
Total	3,533	2,111	2,894
Deferred:
Federal	(6,851)	(6,950)	(24,611)
State	(2,304)	(2,229)	(5,367)
Foreign	1,364	(1,064)	(6,635)
Total	(7,791)	(10,243)	(36,613)
Provision (benefit) for income taxes	$(4,258)	$(8,132)	$(33,719)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Expected income tax benefit at the federal statutory rate	$(7,971)	$(8,899)	$(25,703)
State tax net of federal benefit	(1,347)	(1,170)	(4,565)
Stock-based compensation	17	822	1,277
Withholding Tax	1,227	1,061	612
Difference in foreign tax rates	354	(2,744)	3
Tax credits	(2,514)	381	—
Change in valuation allowance	5,403	1,609	(6,385)
Other	573	808	1,042
Income tax provision (benefit)	$(4,258)	$(8,132)	$(33,719)

	Year Ended December 31,	Year Ended December 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$59,630	$83,397
Research and development credits	12,078	11,405
Business interest deduction limitation	7,712	9,979
Capitalized R&D expenses	24,726	18,235
Accruals and reserves	4,859	5,089
Depreciation and amortization	485	514
Lease liability	3,868	5,430
Stock-based compensation	2,367	2,062
Valuation allowance	(18,527)	(12,556)
Total deferred tax assets	97,198	123,555
Deferred tax liabilities:
Intangible assets	(93,970)	(128,495)
Deferred commissions	(6,752)	(7,269)
Right of use asset	(1,940)	(2,799)
Capitalized costs	(2,217)	(1,551)
Total deferred tax liabilities	(104,879)	(140,114)
Net deferred tax liabilities	$(7,681)	$(16,559)

On a quarterly basis, we estimate our annual effective tax rate to be applied to ordinary pre-tax income and record the tax impact of any discrete items separately in the relevant period. In addition, any change in valuation allowance that results from a change in judgment of the realizability of deferred tax assets is recorded in the quarter in which the change in judgment occurs.

The income tax benefit of $4.3 million during the year ended December 31, 2023 primarily relates to the pre-tax GAAP loss, current year credits generated and valuation allowance recorded. During the year ended December 31, 2023, we recognized a $33.4 million add-back to taxable income related to the Section 174 capitalization of research and development expense legislation, which was entirely offset by net operating loss carryforwards in the current year. Given our cumulative loss position, we cannot currently substantiate the realizability of $18.5 million of the deferred tax asset established, and have therefore recorded a partial valuation allowance against the balance.

At December 31, 2023, we had $59.6 million in tax-effected federal, state and foreign net operating loss carryforwards. Additionally, at December 31, 2023, we had $13.5 million in income tax credits, net of recorded uncertain tax positions (“UTPs”), consisting of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2024.

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

The valuation allowance increased by $6.0 million in the year ended December 31, 2023, due to R&D Credit carryforwards and foreign capitalized Section 174 costs. The valuation allowance increased by $2.8 million in the year ended December 31, 2022, primarily due to the Section 174 capitalization for foreign research and development costs rolling off over a 15 year period, creating deferred tax assets in excess of deferred tax liabilities expected in years 2030 through 2037.

U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries have not been provided for as we currently plan to indefinitely reinvest these amounts and have the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2023 and December 31, 2022.

We had federal net operating loss carryforwards of $173.8 million and $271.0 million at December 31, 2023 and 2022, respectively, some of which if unused will begin to expire at various dates through 2041.

We had federal research and development credit carryforwards of $15.7 million and $14.5 million at December 31, 2023 and 2022, respectively, that if unused will expire at various dates through 2041. We also had state research and investment credit carryforwards of $5.1 million and $4.5 million as of December 31, 2023 and 2022, respectively, that if unused will expire at various dates through 2037.

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

The following summarizes activity related to unrecognized tax benefits (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Unrecognized benefit—beginning of the year	$7,000	$6,897	$6,632
Gross increases (decreases)—prior period positions	1,050	103	—
Gross increases (decreases)—current period positions	—	—	265
Unrecognized benefit—end of period	$8,050	$7,000	$6,897

The Company does not expect any significant change in our unrecognized tax benefits within the next 12 months. At December 31, 2023, the Company had $8.1 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards and federal net operating loss carryforwards, all of which would impact the effective tax rate if recognized. At December 31, 2022, the Company had $7.0 million of unrecognized tax benefits decreasing deferred tax assets.

We have elected to recognize interest and penalties related to UTPs as a component of income tax expense. No interest or penalties have been recorded through the year ended December 31, 2023.

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

10. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during 2023 and 2022.

Instruments Not Recorded at Fair Value on a Recurring Basis.

We estimate the fair value of our Senior Term Loan carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan is determined by Level 2 inputs, observable market based inputs or unobservable inputs that are corroborated by market data. As of December 31, 2023, the fair value of our Senior Term Loan was $486.4 million. The carrying amounts of our cash, accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

11. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The Company subleases four of its locations. The first sublease expired in the second quarter of 2023, and the second, third, and fourth sublease terms had 60 months, 25 months, and 4 months remaining, as of December 31, 2023, respectively. None of the above subleases have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021

Operating lease cost, gross	$6,465	$7,053	$7,247
Variable lease cost, gross(1)	2,504	2,262	1,961
Sublease income	(1,023)	(1,180)	(1,094)
Total lease costs(2)	$7,946	$8,135	$8,114
(1)
Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.
(2)
Short-term lease costs for the year ended December 31, 2023, 2022, and 2021 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2023, 2022, and 2021 were $8.7 million, $8.4 million, and $8.6 million, respectively, and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of December 31, 2023, the maturities of the Company's operating lease liabilities were as follows (in thousands):

2024	$8,554
2025	4,423
2026	2,817
2027	1,997
2028	1,097
Thereafter	—
Total lease payments	18,888
Less:
Imputed interest	(2,129)
Lease liabilities	16,759
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	16,345

As of December 31, 2023 and 2022, the weighted average remaining lease term was 3.0 and 3.6 years, respectively and the weighted average discount rate used to determine operating lease liabilities was 8.22% and 8.20%, respectively.

12. Commitments and Contingencies

Non-cancelable purchase obligations

As of December 31, 2023, our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $56.2 million for fiscal year 2024, $60.0 million per year for fiscal years 2025 through 2027, and $65.0 million for fiscal year 2028. For the year ended December 31, 2023, we recognized expenses of $50.8 million in subscription and support cost of revenue, $1.8 million in research and development, $0.9 million in professional services and other cost of revenue, $0.1 million in sales and marketing, and $0.1 million in general and administrative in our consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations. For the year ended December 31, 2022, we recognized expenses of $38.4 million in subscription and support cost of revenue, $2.2 million in research and development, $1.0 million in professional services and other cost of revenue, $0.1 million in sales and marketing, and $0.1 million in general and administrative in our consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit

As of December 31, 2023 and 2022, we had a total of $3.2 million and $4.3 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

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

13. Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan (the “401(k) Plan”), available to all qualified employees. The 401(k) Plan allows employees to contribute gross salary though payroll deductions up to the legally mandated limit based on their jurisdiction. For the year ended December 31, 2023, the 401(k) Plan provides for matching contributions equal to 50% of each participant's elective contributions, not to exceed $2,500 per participant annually. For the year ended December 31, 2022 and 2021, the 401(k) Plan provided for matching contributions equal to 50% of each participant's elective contributions, not to exceed $2,000 per participant annually. Participants vest in matching contributions over a three-year period after a one-year cliff vest. The cost recognized for our contributions to the 401(k) Plan for the year ended December 31, 2023, 2022, and 2021, was $1.8 million, $1.4 million, and $1.4 million, respectively.

14. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the year ended December 31, 2023, 2022, and 2021, the Company incurred $0.6 million, $0.6 million, and $0.1 million, respectively, related to these services. The related expense is reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

Interest paid to affiliates of Thoma Bravo during the year ended December 31, 2021 was $7.5 million.

15. Subsequent Events

On January 1, 2024, the Company made the decision to vacate multiple floors of its leased office space at its headquarters in Salt Lake City, Utah, with the intention of subleasing the vacated office space. The Company is assessing the impact of this decision to the current net-book value of its long-lived tangible assets.

On February 1, 2024, Instructure entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which amends that certain Credit Agreement, dated as of October 29, 2021 (as amended by that certain First Amendment to Credit Agreement, dated as of June 21, 2023, and as further amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), by and among the Instructure and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein. Pursuant to the Second Amendment, among certain other amendments, the lenders named in the Second Amendment agreed, severally and not jointly, to extend additional 2023 Incremental Term Loans (as defined in the 2021 Credit Agreement) (the “2023 Incremental Term Loans”) to the Company under the 2021 Credit Agreement in an aggregate principal amount equal to $685.0 million. The Company used the proceeds of the 2023 Incremental Term Loans, borrowed under the 2021 Credit Agreement, to finance (i) the cash consideration for the acquisition of PCS Holdings, LLC (“Parchment”), a Delaware limited liability company, and (ii) fees and costs incurred in connection with the acquisition and related transactions.

On February 1, 2024, Instructure closed the previously announced acquisition of Parchment, the world’s largest academic credentialing platform and network, where 100% of the equity interests were acquired in the all cash transaction. The purchase was financed through a combination of cash on hand and debt financing. The purpose of the transaction is to bolster the Instructure Learning Platform's scale and reach as learners are engaged throughout their lifelong learning journey, facilitating evidence of learning and streamlining the educational process for educators and learners during key transitions. The Company intends to integrate Parchment into its single operating segment. The preliminary purchase price is $833.3 million. The purchase price was paid to the sellers net of unpaid indebtedness and transaction expenses, and is subject to certain post-closing adjustments as set forth in the Purchase Agreement. The Company is currently evaluating the purchase price allocation following the close of the acquisition of Parchment and expects the primary assets acquired to be intangible assets and goodwill, and expects to assume liabilities. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this acquisition, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s 2024 Proxy Statement (the “2024 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

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

2.1

Unit Purchase Agreement, dated as of October 30, 2023, by and among PCS Holdings, LLC, Instructure, Inc, Brentwood Associates Private Equity VI-A, L.P., BA VI Merit Blocker, LLC, Brentwood Associates Opportunities Fund, L.P., Brentwood Associates Opportunities Blocker, LLC, Towers Watson Investment Management Master Trust Ireland a/c Towers Watson Partners Master Fund, GCP Equity Ltd., Golub Capital CP Funding LLC, BA Pathway Co-Investors Blocker, LLC, the other sellers listed on the signature pages to the Purchase Agreement, and BAO Seller, solely in its capacity as representative for the Selling Parties

		8-K	001-40647	2.1	October 30, 2023
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021	8-K	001-40647	3.1	July 26, 2021

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed May 30, 2023	10-Q	001-40647	3.3	August 2, 2023

3.3	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021	8-K	001-40647	3.2	July 26, 2021

4.1	Registration Rights Agreement, dated as of March 24, 2020, by and among Instructure Parent, LP, Thoma Bravo and the other parties thereto	S-1/A	333-257473	4.1	June 28, 2021

4.2	Description of the Securities	10-K	001-40647	4.2	February 17, 2023

10.1	Credit Agreement, dated March 24, 2020, by and among Instructure Intermediate Holdings III, LLC, Instructure Holdings, LLC, Instructure, Inc., the Guarantors, the Lenders, Golub Capital Markets LLC, as administrative agent for the Lenders, and Golub Capital Markets LLC, as collateral agent for the Secured Parties	S-1	333-257473	10.1	June 28, 2021

10.2	First Incremental Amendment and Waiver to Credit Agreement, dated December 22, 2020, by and among Instructure Intermediate Holdings III, LLC, Instructure Holdings, LLC, Instructure, Inc., the Guarantors, the Lenders, and Golub Capital Markets LLC, as administrative agent for the Lenders	S-1	333-257473	10.2	June 28, 2021

10.3	Credit Agreement, dated October 29, 2021, by and among Instructure Holdings, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein	8-K	001-40647	10.1	November 1, 2021

10.4	First Amendment to Credit Agreement, dated as of June 21, 2023, between JPMorgan Chase Bank, N.A., as administrative agent, Instructure Holdings, Inc. and the lenders and L/C issuers from time to time party thereto, including Exhibit A, which is a conformed copy off the Credit Agreement	10-Q	001-40647	10.1	August 2, 2023

10.5	Second Amendment to the Credit Agreement, dated as of February 1, 2024, by and among Instructure Holdings, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein.	8-K	001-40647	10.1	February 1, 2024

10.6+	Form of Employee Co-Invest Agreement	S-1	333-257473	10.16	June 28, 2021

10.7+	Executive Agreement with Steve Daly	S-1/A	333-257473	10.18	July 13, 2021

10.8+	Executive Agreement with Dale Bowen	S-1/A	333-257473	10.19	July 13, 2021

10.9+	Executive Agreement with Mitch Benson	S-1/A	333-257473	10.20	July 13, 2021

10.10+	Executive Agreement with Matthew A. Kaminer	S-1/A	333-257473	10.21	July 13, 2021

10.11+	Executive Agreement with Frank Maylett	S-1/A	333-257473	10.22	July 13, 2021

10.12+	Executive Agreement with Melissa Loble	S-1/A	333-257473	10.23	July 13, 2021

10.13+	Executive Agreement with Chris Ball	10-K	001-40647	10.13	February 17, 2023

10.14	Director Nomination Agreement, dated as of July 26, 2021, by and among the Company and the other signatories party thereto	8-K	001-40647	10.1	July 26, 2021

10.15+	Form of Indemnity Agreement	8-K	001-40647	10.2	July 26, 2021

10.16+	Instructure Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	333-258138	10.1	July 23, 2021

10.17+	Form of Incentive Stock Option Agreement	S-8	333-258138	10.2	July 23, 2021

10.18+	Form of Restricted Stock Unit Agreement	S-8	333-258138	10.4	July 23, 2021

10.19+	Instructure Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-258138	10.3	July 23, 2021

10.20+	Employment Agreement with Peter Walker	8-K	001-40647	10.1	September 28, 2023

10.21+	Consulting Agreement dated September 27, 2023 by and among Dale Bowen and Instructure, Inc.	8-K	001-40647	10.2	September 28, 2023

10.22+	Consulting Agreement dated as of February 10, 2023, by and between Instructure Holdings, Inc. and Frank Maylett	8-K	001-40647	99.2	February 13, 2023

21.1	List of Subsidiaries of Instructure Holdings, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Clawback Policy of Instructure Holdings, Inc. as adopted July 19, 2023	X

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)	X

+ Indicates management contract or compensatory plan or arrangement.

* The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: February 21, 2024	By:	/s/ Steve Daly
Steve Daly
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

Signature	Title

/s/ Steve Daly	Chief Executive Officer and Director (Principal Executive Officer)
Steve Daly

/s/ Peter Walker Peter Walker	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Goodman	Director
Charles Goodman

/s/ Erik Akopiantz Erik Akopiantz	Director

/s/ Ossa Fisher Ossa Fisher	Director

/s/ James Hutter James Hutter	Director

/s/ Brian Jaffee	Director
Brian Jaffee

/s/ Paul Holden Spaht, Jr. Paul Holden Spaht, Jr.	Director

/s/ Lloyd Waterhouse Lloyd Waterhouse	Director