Form 10-Q
period 2024-03-31
INSTRUCTURE HOLDINGS, INC.
filed 2024-05-09
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 145,927,863 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,015	$341,047
Funds held on behalf of customers	5,286	—
Accounts receivable—net	52,273	67,193
Prepaid expenses	68,592	12,082
Deferred commissions	12,764	13,705
Other current assets	4,207	4,797
Total current assets	226,137	438,824
Property and equipment, net	14,084	13,479
Right-of-use assets	10,021	9,002
Goodwill	1,858,136	1,265,316
Intangible assets, net	654,686	399,712
Noncurrent prepaid expenses	3,241	4,182
Deferred commissions, net of current portion	12,865	13,816
Deferred tax assets	6,842	6,739
Other assets	5,467	6,908
Total assets	$2,791,479	$2,157,978
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,773	$23,589
Customer fund deposits	5,286	—
Accrued liabilities	33,576	23,760
Lease liabilities	6,837	7,513
Long-term debt, current	6,615	4,013
Deferred revenue	223,175	291,784
Total current liabilities	288,262	350,659
Long-term debt, net of current portion	1,142,090	482,387
Deferred revenue, net of current portion	11,825	10,876
Lease liabilities, net of current portion	11,795	9,246
Deferred tax liabilities	53,246	14,420
Other long-term liabilities	5,686	4,898
Total liabilities	1,512,904	872,486
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of March 31, 2024 and December 31, 2023; 145,928 and 145,207 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1,459	1,452
Additional paid-in capital	1,633,221	1,619,020
Accumulated deficit	(356,105)	(334,980)
Total stockholders’ equity	1,278,575	1,285,492
Total liabilities and stockholders’ equity	$2,791,479	$2,157,978

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenue:
Subscription and support	$144,657	$118,480
Professional services and other	10,798	10,363
Total revenue	155,455	128,843
Cost of revenue:
Subscription and support	46,312	38,810
Professional services and other	8,041	7,022
Total cost of revenue	54,353	45,832
Gross profit	101,102	83,011
Operating expenses:
Sales and marketing	59,256	50,850
Research and development	27,536	23,702
General and administrative	20,390	14,373
Total operating expenses	107,182	88,925
Loss from operations	(6,080)	(5,914)
Other income (expense):
Interest income	2,508	1,341
Interest expense	(22,596)	(9,485)
Other income (expense)	(1,835)	76
Loss on extinguishment of debt	(189)	—
Total other income (expense), net	(22,112)	(8,068)
Loss before income taxes	(28,192)	(13,982)
Income tax benefit	7,067	2,125
Net loss and comprehensive loss	$(21,125)	$(11,857)
Net loss per common share, basic and diluted	$(0.15)	$(0.08)
Weighted average common shares used in computing basic and diluted net loss per common share	145,455	143,112

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	145,207	$1,452	$1,619,020	$(334,980)	$1,285,492
Vesting of restricted stock units	624	6	(6)	—	—
Purchase of ESPP shares	166	2	3,226	—	3,228
Shares withheld for tax withholding on vesting of restricted stock units	(69)	(1)	(1,567)	—	(1,568)
Stock-based compensation	—	—	12,548	—	12,548
Net loss	—	—	—	(21,125)	(21,125)
Balances at March 31, 2024	145,928	$1,459	$1,633,221	$(356,105)	$1,278,575

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127
Vesting of restricted stock units	440	5	(5)	—	—
Purchase of ESPP shares	173	2	3,293	—	3,295
Shares withheld for tax withholding on vesting of restricted stock units	(51)	(1)	(1,278)	—	(1,279)
Stock-based compensation	—	—	9,693	—	9,693
Net loss	—	—	—	(11,857)	(11,857)
Balances at March 31, 2023	143,479	$1,435	$1,587,303	$(312,759)	$1,275,979

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(21,125)	$(11,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,343	1,203
Amortization of intangible assets	43,326	35,749
Amortization of deferred financing costs	1,026	294
Stock-based compensation	12,445	9,635
Deferred income taxes	(7,851)	(3,059)
Right-of-use assets	(644)	991
Other	1,307	181
Changes in assets and liabilities:
Accounts receivable, net	24,349	7,629
Prepaid expenses and other assets	(52,461)	(39,557)
Deferred commissions	1,892	944
Accounts payable and accrued liabilities	(10,446)	(7,177)
Deferred revenue	(85,138)	(73,658)
Lease liabilities	1,443	(1,912)
Other liabilities	(2,019)	(324)
Net cash used in operating activities	(92,553)	(80,918)
Investing activities:
Purchases of property and equipment	(1,881)	(1,327)
Proceeds from sale of property and equipment	8	6
Business acquisitions, net of cash received	(821,739)	—
Net cash used in investing activities	(823,612)	(1,321)
Financing activities:
Proceeds from issuance of common stock from employee equity plans	3,228	3,295
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,568)	(1,279)
Proceeds from issuance of term debt, net of discount	664,319	—
Change in customer fund deposits	(795)	—
Repayments on long-term debt	(2,993)	(1,250)
Net cash provided by financing activities	662,191	766
Foreign currency impacts on cash, cash equivalents, restricted cash, and funds held on behalf of customers	(979)	301
Net decrease in cash, cash equivalents, restricted cash, and funds held on behalf of customers	(254,953)	(81,172)
Cash, cash equivalents, restricted cash, and funds held on behalf of customers, beginning of period	344,208	190,266
Cash, cash equivalents, restricted cash, and funds held on behalf of customers, end of period	$89,255	$109,094
Supplemental cash flow disclosure:
Cash paid for taxes	$1,015	$181
Interest paid	$15,446	$8,096
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$231	$186

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents, restricted cash, and funds held on behalf of customers to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements (in thousands):

	As of March 31,
	2024	2023

Cash and cash equivalents	$83,015	$104,758
Restricted cash	954	4,336
Funds held on behalf of customers	5,286	—
Total cash, cash equivalents, restricted cash, and funds held on behalf of customers	$89,255	$109,094

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Company and Background

Instructure Holdings, Inc. (the “Company,” “Instructure,” “we,” “our,” or “us”) is an education technology company dedicated to elevating student access, amplifying the power of teaching, and inspiring everyone to learn together. Instructure’s platform delivers a next-generation learning management system (“LMS”), robust assessments for learning, actionable analytics, and engaging, dynamic content. Instructure offers its platform through a Software-as-a-Service, or SaaS, business model. The Company was founded in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, Ireland, Canada, and Singapore.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2023, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. The year-end balance sheet data was derived from audited financial statements, but the interim condensed consolidated balance sheet included in this Form 10-Q does not include all disclosures required under U.S. GAAP. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024 (the “2023 10-K”).

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

Operating Segments

We operate in a single operating segment: cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODM”), which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODM evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2023 10-K. There have been no significant changes to these policies during the three months ended March 31, 2024, except as noted below.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and usage of our credential management platform, and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Consistent with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The timing of revenue recognition may differ from the timing of invoicing our customers. We record an unbilled receivable, which is included within accounts receivable—net on our consolidated balance sheets, when revenue is recognized prior to invoicing.

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

Subscription and Support

Subscription and support revenue is derived from fees from customers to access and use our learning platform and our credential management platform, and support beyond the standard support that is included with all subscriptions. The terms of our subscriptions do not provide customers the right to take possession of the software. Subscription and support revenue from our learning platform is generally recognized on a ratable basis over the contract term. Payments from customers are primarily due annually in advance. Subscription and support revenue from our credential management platform is generally recognized based on the proportion of credentials transferred to the total estimated credentials to be transferred over the contract period. Customers choose to access and use the credential management platform through subscription contracts by committing to guaranteed minimum payments with excess volume billed in arrears, or through transactional contracts where payment generally occurs once an order is placed. The Company records pass through fees for transactional contracts on a net revenue basis, as the Company does not have control over the credential and is therefore acting as the agent.

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

Funds Held on Behalf of Customers and Customer Fund Deposits

Funds held on behalf of customers and customer fund deposits represent cash received or in-transit from credential requestors via third-party credit card processors and other payment methods. The Company generally remits payment to customers within 30 to 60 days following the purchase of a credential. Funds held on behalf of customers represent the total amount due to customers, and as such, a liability for the same amount is recorded to customer fund deposits. The funds held on behalf of customers are not available for general business use by the Company.

Recent Accounting Pronouncements

Issued accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related notes.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related notes.

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(21,125)	$(11,857)
Denominator:
Weighted-average common shares outstanding—basic	145,455	143,112
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—
Weighted-average common shares outstanding—diluted	145,455	143,112
Net loss per common share, basic and diluted	$(0.15)	$(0.08)

For the three months ended March 31, 2024 and 2023, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and of shares issuable under the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended March 31,
	2024	2023
Restricted stock units	5,618	6,656
Shares issuable under employee stock purchase plan	33	28
Total	5,651	6,684

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer and office equipment	$6,157	$5,437
Capitalized software development costs	14,870	13,556
Furniture and fixtures	1,189	1,153
Leasehold improvements and other	4,485	6,270
Total property and equipment	26,701	26,416
Less accumulated depreciation and amortization	(12,617)	(12,937)
Total	$14,084	$13,479

Accumulated amortization for capitalized software development costs was $5.5 million and $4.7 million at March 31, 2024 and December 31, 2023, respectively. Amortization expense for capitalized software development costs for the three months ended March 31, 2024 and March 31, 2023 was $0.8 million and $0.6 million, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

5. Acquisitions

2024 Acquisitions

On February 1, 2024, we acquired all outstanding shares of PCS Holdings, LLC (“Parchment”), the world's largest academic credentialing platform and network. By adding Parchment to the Instructure Learning Platform, we provide a verifiable and comprehensive digital passport of achievement records and outcomes for learners.

At the time of the acquisition, we recorded a provisional net deferred tax liability of $46.6 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The conclusions below will remain provisional until the Parchment tax returns are filed.

The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Parchment acquisition (in thousands):

Consideration transferred
Cash paid	$831,264
Escrow	2,000
Total purchase consideration	$833,264

Identifiable assets acquired
Cash and cash equivalents	$5,445
Funds held on behalf of customers	6,081
Accounts receivable	9,746
Prepaid expenses and other assets	3,331
Property and equipment	212
Right-of-use assets	375
Intangible assets: developed technology	45,800
Intangible assets: trade name	12,500
Intangible assets: customer relationships	240,000
Total assets acquired	$323,490

Liabilities assumed
Accounts payable and accrued liabilities	$9,676
Customer fund deposits	6,081
Lease liabilities	430
Deferred revenue	17,478
Deferred tax liabilities	46,574
Other liabilities	2,807
Total liabilities assumed	$83,046
Goodwill	592,820
Total purchase consideration	$833,264

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired is recorded as goodwill, of which $235.0 million is expected to be deductible for tax purposes from the Parchment acquisition. The goodwill generated from acquisition transactions is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations and comprehensive loss. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Amortization of non-compete agreements is included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

The following unaudited pro forma condensed combined financial information (in thousands) presents the results of operations of Instructure as if the Parchment acquisition occurred as of January 1, 2023. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the elimination of historical intangible amortization expense incurred by Parchment and the step-up amortization adjustments for the fair value of intangible assets acquired, the elimination of historical interest expense incurred by Parchment on its debt and the incurrence of interest expense related to the issuance of debt in connection with the Parchment acquisition, and transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

	Three months ended March 31,
	2024	2023
Total revenue	$165,513	$153,257
Net loss	$(22,410)	$(33,824)

Actual revenue and net loss recorded on Instructure's condensed combined statement of operations and comprehensive loss for Parchment during the three months ended March 31, 2024 was $18.0 million, and $2.5 million, respectively.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2023	$1,265,316
Additions - see Note 5. “Acquisitions”	592,820
Balance as of March 31, 2024	$1,858,136

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	March 31, 2024			December 31, 2023
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Software	0 Months	$21	$(21)	$—	$21	$(21)	$—
Trade names	68 Months	138,600	(52,984)	85,616	126,100	(49,336)	76,764
Developed technology	31 Months	371,100	(250,499)	120,601	325,300	(232,662)	92,638
Customer relationships	81 Months	691,400	(242,959)	448,441	451,400	(221,123)	230,277
Non-compete agreements	20 Months	50	(22)	28	50	(17)	33
Total		$1,201,171	$(546,485)	$654,686	$902,871	$(503,159)	$399,712

Amortization expense for intangible assets was $43.3 million for the three months ended March 31, 2024, and $35.7 million for the three months ended March 31, 2023.

Based on the recorded intangible assets at March 31, 2024, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,
Remainder of 2024	$141,551
2025	146,021
2026	125,918
2027	86,180
2028	63,231
Thereafter	91,785
Total	$654,686

7. Credit Facility

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, (the “2021 Credit Agreement”) governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million initial senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under our initial credit agreement entered into in March of 2020 with a syndicate of lenders and Golub Capital Markets LLC (the “2021 Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of March 31, 2024, we had no outstanding borrowings under our Senior Revolver.

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

The Amended 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of March 31, 2024, there was no amount outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of March 31, 2024.

On February 1, 2024, we entered into the second amendment to the 2021 Credit Agreement as previously amended by the Amended 2021 Credit Agreement (the “Amended 2023 Credit Agreement”), by and among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein. Pursuant to the Amended 2023 Credit Agreement, among certain other amendments, the lenders agreed, severally and not jointly, to extend additional 2023 Incremental Term Loans (the “2023 Incremental Term Loans”) to Instructure under the 2021 Credit Agreement in an aggregate principal amount equal to $685.0 million. The Company used the proceeds of the 2023 Incremental Term Loans, borrowed under the 2021 Credit Agreement, to finance (i) the cash consideration for the acquisition of Parchment, and (ii) fees and costs incurred in connection with the acquisition and related transactions. The Senior Secured Credit Facilities, together with the Amended 2023 Credit Agreement, comprise our amended senior secured credit facilities (the “Amended Senior Secured Credit Facilities”).

As a result of the 2023 Incremental Term Loans, the Company capitalized $4.4 million and $16.3 million of debt discount costs incurred in connection with the Amended 2023 Credit Agreement in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $1.0 million of amortization of debt discount costs for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2023, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At March 31, 2024 and December 31, 2023, the Company had an aggregate principal amount outstanding of $1,173.3 million and $491.3 million, respectively, under the Amended Senior Secured Credit Facilities, bearing interest at 8.35% and 8.68%, respectively. The Company had $24.6 million and $4.9 million of unamortized debt discount costs at March 31, 2024 and December 31, 2023, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

As a result of the 2021 Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand of amortization of debt issuance costs for the three months ended March 31, 2024 and $47.0 thousand for the three months ended March 31, 2023, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.5 million of unamortized debt issuance costs at March 31, 2024 and December 31, 2023, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Amended Senior Secured Credit Facilities contain customary negative covenants. At March 31, 2024, the Company was in compliance with all applicable covenants pertaining to the Amended Senior Secured Credit Facilities.

The maturities of outstanding debt as of March 31, 2024 are as follows (in thousands):

Amount
Years Ending December 31,
Remainder of 2024	$8,979
2025	11,972
2026	11,972
2027	11,972
2028	1,128,362
Thereafter	—
Total	$1,173,257

8. Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Our customers consist of K-12 and Higher Education institutions that purchase our Canvas LMS, which includes assessments, analytics, learning content, and credentials. The following table presents the Company’s disaggregated revenues by geographic region, based on the physical location of the customer (in thousands):

	Three months ended March 31,
	2024	2023

United States	$126,510	$102,596
Foreign	28,945	26,247
Total revenue	$155,455	$128,843
Percentage of revenue generated outside of the United States	19%	20%

Deferred Revenue and Performance Obligations

During the three months ended March 31, 2024, 81% of revenue recognized was included in our deferred revenue balance at December 31, 2023. During the three months ended March 31, 2023, 93% of revenue recognized was included in our deferred revenue balance at December 31, 2022.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2024, approximately $820.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 76% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of March 31, 2024 and December 31, 2023 there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

Our provisions for credit loss balances at March 31, 2024 and December 31, 2023 were $1.8 million and $2.0 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $25.6 million and $27.5 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense for deferred commissions was $4.7 million for the three months ended March 31, 2024, and $4.8 million for the three months ended March 31, 2023. There was no impairment of deferred commissions during these periods.

10. Stock-Based Compensation

As of March 31, 2024 and December 31, 2023, there were 500,000,000 shares of common stock authorized. As of March 31, 2024 and December 31, 2023, there were 145,927,863 and 145,207,497 shares of common stock issued and outstanding, respectively.

Employee Equity Plans

The Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) was terminated in July 2021 in connection with the Company’s initial public offering (the “IPO”). As of the IPO date 6,126,802 unvested incentive units were exchanged for 3,496,739 RSUs under the 2021 Plan. These RSUs will generally vest in 11 equal quarterly installments commencing September 1, 2021.

In July 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) and no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,808,300 shares in January 2024. As of March 31, 2024, we had 24,034,135 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,452,075 shares in January 2024. As of March 31, 2024, 5,304,954 shares of common stock were available for purchase under the 2021 ESPP.

During the three months ended March 31, 2024, we granted 1,739,348 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair value of the RSUs granted during the three months ended March 31, 2024 ranged from $21.45 to $25.41, which represents the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $42.8 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2024	2023

Restricted stock units	12,048	9,599
Shares issuable under employee stock purchase plan	397	411
Total stock-based compensation	$12,445	$10,010

	Three months ended March 31,
	2024	2023

Subscription and support cost of revenue	$565	$379
Professional services and other cost of revenue	644	414
Sales and marketing	3,114	2,528
Research and development	3,840	3,174
General and administrative	4,282	3,515
Total stock-based compensation	$12,445	$10,010

Restricted Stock Units

The following table summarizes the activity of RSUs for the three months ended March 31, 2024 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2023	4,470	$23.68
Granted	1,739	24.60
Vested	(394)	23.59
Forfeited or canceled	(288)	22.97
Unvested and outstanding at March 31, 2024	5,527	$23.98

As of March 31, 2024 and December 31, 2023, total unrecognized compensation cost related to unvested RSUs amounted to $123.3 million and $95.1 million, respectively, which is expected to be recognized over a weighted average period of 3.0 years and 2.9 years, respectively.

The following table summarizes the activity of the incentive units granted under the 2020 Plan, subsequent to their conversion into RSUs under the 2021 Plan, for the three months ended March 31, 2024 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2023	320	$12.30
Vested	(229)	12.86
Unvested and outstanding at Mach 31, 2024	91	$10.87

There were no incentive units granted subsequent to December 31, 2021. As of March 31, 2024 and December 31, 2023, we had $0.7 million and $2.4 million, respectively, of unrecognized stock-based compensation expense related to unvested incentive units exchanged for RSUs that are expected to be recognized over a weighted-average period of 0.2 and 0.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Dividend yield	None	None
Volatility	18%	25 - 32%
Risk-free interest rate	5.27 - 5.47%	3.34 - 5.20%
Expected life (years)	0.5	0.5

11. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, China, Singapore, Ireland, Canada and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended March 31, 2024 and December 31, 2023.

Instruments Not Recorded at Fair Value on a Recurring Basis

We estimate the fair value of our Senior Term Loan and 2023 Incremental Term Loans carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan and 2023 Incremental Term Loans is determined by Level 2 inputs, observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2024, the fair value of our Senior Term Loan and 2023 Incremental Term Loans was $1,148.7 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The Company subleases four of its locations. The first sublease expired in the second quarter of 2023, and the second, third, and fourth sublease terms had 57 months, 22 months, and 1 months remaining, as of March 31, 2024, respectively. None of the above subleases have an option for renewal.

During the three months ended March 31, 2024, the Company vacated multiple floors of its leased office space at its headquarters in Salt Lake City, Utah, with the intention of subleasing the vacated office space. As a result, the Company recognized a loss on exit of leased properties of $1.9 million during the three months ended March 31, 2024, of which $0.4 million was recognized in subscription and support cost of revenue, $0.3 million in professional services and other cost of revenue, $0.6 million in sales and marketing, $0.4 million in research and development, and $0.2 million in general and administrative in our condensed consolidated statements of operations and comprehensive loss. Additionally, during the three months ended March 31, 2024, the Company amended its lease for the remaining office space that it currently occupies at its headquarter location by extending the lease term from March 1, 2024 through February 28, 2029. As a result, the Company recorded a right-of-use asset and lease liability of $3.2 million.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of total lease costs were as follows (in thousands):

	Three months ended March 31,
	2024	2023

Operating lease cost, gross	$1,240	$1,786
Variable lease cost, gross(1)	506	710
Sublease income	(256)	(287)
Total lease costs(2)	$1,490	$2,209

(1)
Variable rent expense was not included within the measurement of the Company’s operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
(2)
Short-term lease costs for the three months ended March 31, 2024 and 2023 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 were $1.4 million and $2.3 million for the three months ended March 31, 2023 and were included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2024	$6,267
2025	5,440
2026	4,095
2027	3,158
2028	2,295
2029 and thereafter	200
Total lease payments	21,455
Less:
Imputed interest	(2,823)
Lease liabilities	18,632
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$18,218

As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 3.5 and 3.0 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.20% and 8.22% as of March 31, 2024 and December 31, 2023, respectively.

14. Commitments and Contingencies

Non-cancelable purchase obligations

As of March 31, 2024, our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $1.2 million for fiscal year 2024, $60.0 million per year for fiscal years 2025 through 2027, and $65.0 million for fiscal year 2028. During the three months ended March 31, 2024, we recognized $14.0 million in subscription and support cost of revenue, $0.5 million in research and development, and $0.1 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit and Collateral Arrangements

As of March 31, 2024 and December 31, 2023, we had a total of $1.0 million and $3.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability in our condensed consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Although the results of litigation and claims are inherently unpredictable and uncertain, management does not believe that the outcome of our various legal proceedings, if determined adversely to us, individually or in the aggregate, would have a material impact on our financial statements.

15. Related-Party Transactions

The Company has agreements in place with Thoma Bravo, LLC for financial and management advisory services, along with compensation arrangements and reimbursements to directors and officers. During the three months ended March 31, 2024 and March 31, 2023 the Company incurred $0.1 million and $0.2 million, respectively, of expenses under these agreements. The related expense is reflected in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

In conjunction with the Amended 2023 Credit Agreement and the 2023 Incremental Term Loans, during the three months ended March 31, 2024, the Company paid affiliates of Thoma Bravo, LLC $1.5 million in arrangement fees. Refer to Note 7. “Credit Facility” for additional information regarding the Amended 2023 Credit Agreement and the 2023 Incremental Term Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Data for the year ended December 31, 2023 and the related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024 (the “2023 10-K”). The following discussion contains forward-looking statements. See the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q.

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. Instructure is the LMS market share leader in both Higher Education and paid K-12, with over 8,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through acquisitions. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows. We recently acquired Parchment, the world's largest academic credentialing platform and network. By adding Parchment to the Instructure Learning Platform, we provide a verifiable and comprehensive digital passport of achievement records and outcomes for learners. Identification of Parchment's global customer count within Instructure's ecosystem is ongoing as part of our go-to-market alignment and integration efforts.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching, learning, and credentialing. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023:

•
Our revenue was $155.5 million and $128.8 million, respectively.
•
Our net loss was $21.1 million and $11.9 million, respectively.
•
Our adjusted EBITDA was $64.9 million and $48.3 million, respectively.
•
Our operating cash flow was $(92.6) million and $(80.9) million, respectively.
•
Our free cash flow was $(94.4) million and $(82.2) million, respectively.

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

We have continued to experience high usage on our platform as our customers continue to embrace remote learning platforms and demand for our products remains high. These factors have generated a positive impact to our gross margin.

Instructure has witnessed a noteworthy surge in the volume of Non-Traditional use case projects entering the market. The expanding Non-Traditional student segment presents a substantial growth opportunity, and we believe Instructure is strategically positioned to seize this market share. Leveraging the awareness gained from Kindergarten through Higher Ed utilization and Instructure's product competencies in credentialing, further enhances our advantage in capturing this evolving market.

The U.S dollar may fluctuate relative to foreign currencies depending on whether the U.S. Federal Reserve maintains the federal funds interest rate or if they choose to lower the federal funds interest rate, which could further impact our reported expenses. The interest rate applicable to our Senior Term Loan decreased slightly from 8.68% as of December 31, 2023 to 8.35% as of March 31, 2024. These items have not had a material impact on our results of operations to date.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following trends and our ability to:

Increase Adoption of Cloud-Based Software by Higher Education and K-12 Institutions

Our ability to increase market adoption of our platform is driven by the overall adoption of cloud applications and infrastructure by academic institutions. We believe that Higher Education and K-12 institutions continue to be poised to accelerate the pace of cloud adoption to support near-term online educational needs as a result of continued adoption of remote education and continued digital transformation in education, to withstand future challenges. Academic institutions that relied upon on-premises solutions to support remote operations faced significant delays at the height of the pandemic. To be prepared for any similar future health crisis, institutions must make a fundamental shift to adopt cloud-based collaboration solutions. In order to continue providing a high-quality education and support in-person, remote, and hybrid learning. As the leader in the market for cloud-based learning technology, we believe the imperative for these institutions to adopt cloud infrastructure will increase demand for our platform and broaden our customer base.

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

Key Components of Results of Operations

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning platform and usage of our credential management platform, and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services.

Subscription revenue is derived from customers using our learning platform and is driven primarily by the number of customers, the number of users at each customer, the price of our applications, and renewals. Support revenue is derived from customers purchasing additional support beyond the standard support that is included in the basic SaaS fee. Our contracts typically vary in length between one and five years. Subscriptions and support are non-cancelable and are billed in advance on an annual basis. All subscription and support fees billed are initially recorded in deferred revenue and recognized ratably over the subscription term. Revenue derived from the use of our credential management platform is also subscription and support revenue, and is generally recognized based on the proportion of credentials transferred to the total estimated credentials to be transferred over the contract period. Customers choose to access and use the credential management platform through subscription contracts by committing to guaranteed minimum payments with excess volume billed in arrears, or through transactional contracts where payment generally occurs once an order is placed. The Company records pass through fees for transactional contracts on a net revenue basis, as the Company does not have control over the credential and is therefore acting as the agent.

Professional services and other revenue are derived primarily from training, implementation, and other professional fees, which generally take anywhere from 30 to 90 days to complete depending on customer-side complexity and timelines. These services include regularly scheduled and highly-structured activities to ensure customers progress toward better utilizing our applications. Most of these interactions take place over the phone and through the use of web meeting technology. Because we have determined the implementation services are distinct, they are recognized over time as the services are rendered, using an efforts-expended input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

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

Cost of Revenue

Cost of subscription and support revenue consists primarily of the costs of our cloud hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to information technology. Our technology acquired through mergers and acquisitions is measured at its estimated fair value and is amortized over its estimated useful life.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, travel, bonuses and stock-based compensation, as well as allocated overhead costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon user conference, acquisition-related amortization expenses and allocated overhead costs. We defer and amortize on a straight-line basis sales commission costs related to acquiring new contracts over a period of benefit that we have determined to be generally four years. Customer relationships represent the estimated fair value of the acquired customer bases. Customer relationships and trade names acquired are amortized over their respective estimated useful lives.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The income tax benefit at March 31, 2024 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, net of valuation allowance released.

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

	Three months ended March 31,
	2024	2023
	(in thousands)
Revenue:
Subscription and support	$144,657	$118,480
Professional services and other	10,798	10,363
Total revenue	155,455	128,843
Cost of revenue:
Subscription and support(1) (2) (3)	46,312	38,810
Professional services and other(1) (3)	8,041	7,022
Total cost of revenue	54,353	45,832
Gross profit	101,102	83,011
Operating expenses:
Sales and marketing(1) (2) (3)	59,256	50,850
Research and development(1) (2) (3)	27,536	23,702
General and administrative(1) (3)	20,390	14,373
Total operating expenses	107,182	88,925
Income (loss) from operations	(6,080)	(5,914)
Other income (expense):
Interest income	2,508	1,341
Interest expense	(22,596)	(9,485)
Other income (expense)(3)	(1,835)	76
Loss on extinguishment of debt(3)	(189)	—
Total other income (expense), net	(22,112)	(8,068)
Loss before income taxes	(28,192)	(13,982)
Income tax benefit	7,067	2,125
Net loss	$(21,125)	$(11,857)

(1)
Includes stock-based compensation as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$565	$379
Professional services and other	644	414
Sales and marketing	3,114	2,528
Research and development	3,840	3,174
General and administrative	4,282	3,515
Total stock-based compensation	$12,445	$10,010

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$17,838	$16,073
Sales and marketing	25,483	19,670
Research and development	4	5
Total amortization of acquisition-related intangibles	$43,325	$35,748

(3)
Includes transaction, globalization, restructuring, technology modernization, other non-recurring costs, foreign currency gains and losses, and loss on extinguishment of debt as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$1,840	$294
Professional services and other	743	225
Sales and marketing	2,264	1,759
Research and development	3,046	3,568
General and administrative	5,911	1,497
Other income (expense)	(1,832)	250
Loss on extinguishment of debt	189	—
Total costs for transaction, globalization, restructuring, technology modernization, other non-recurring costs, and foreign currency gains and losses	$15,825	$7,093

	Three months ended March 31,
	2024	2023
	(as a percentage of total revenue)
Revenue:
Subscription and support	93%	92%
Professional services and other	7	8
Total revenue	100	100
Cost of revenue:
Subscription and support	30	30
Professional services and other	5	5
Total cost of revenue	35	35
Gross profit	65	65
Operating expenses:
Sales and marketing	38	39
Research and development	18	18
General and administrative	13	11
Total operating expenses	69	68
Income (loss) from operations	(4)	(3)
Other income (expense):
Interest income	2	1
Interest expense	(15)	(7)
Other income (expense)	(1)	—
Loss on extinguishment of debt	—	—
Total other income (expense), net	(14)	(6)
Loss before income taxes	(18)	(9)
Income tax benefit	5	2
Net loss	(13)%	(7)%

Comparison of the three months ended March 31, 2024 and three months ended March 31, 2023.

Revenue

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Subscription and support	$144,657	$118,480	$26,177	22%
Professional services and other	10,798	10,363	435	4
Total revenue	$155,455	$128,843	$26,612	21%

Subscription and support revenue increased $26.2 million for the three months ended March 31, 2024. The increase is due to expanded use of our solutions, including among new and existing customers. For the three months ended March 31, 2024, revenue from new customers increased by $6.7 million, revenue from existing customers increased by $2.2 million, and revenue from Parchment accounted for $17.3 million of the increase. Included in those figures, international markets contributed 19% of the total revenue for the three months ended March 31, 2024, an increase of $2.7 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.4 million for the three months ended March 31, 2024. The increase is due to the expanded use of our solutions as discussed above, as well as contributions from the acquisition of Parchment.

Cost of Revenue and Gross Margin

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$46,312	$38,810	$7,502	19%
Professional services and other	8,041	7,022	1,019	15
Total cost of revenue	$54,353	$45,832	$8,521	19%
Gross margin percentage
Subscription and support revenue	68%	67%
Professional services and other	26	32
Total gross margin	65	64

Subscription and support cost of revenue increased $7.5 million for the three months ended March 31, 2024 due to an increase in web hosting costs of $1.4 million, an increase in amortization of acquisition-related intangibles of $1.8 million, an increase in salaries, wages, and payroll-related benefits of $1.3 million, an increase in stock-based compensation of $0.2 million, an increase of $0.4 million due to exit of leased properties, an increase in amortization of capitalized software costs of $0.2 million, an increase of $0.2 million in software expense, and other insignificant increases totaling $0.1 million. Additionally, subscription and support cost of revenue increased $1.9 million due to the addition of Parchment's printing operations and merchant fees.

Professional services and other cost of revenue did not significantly change for the three months ended March 31, 2024 due to an increase in salaries, wages, and payroll-related benefits of $0.7 million, an increase in stock-based compensation of $0.2 million, and an increase in bonuses of $0.1 million.

Operating Expenses

Sales and Marketing

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$59,256	$50,850	$8,406	17%

Sales and marketing expenses increased $8.4 million for the three months ended March 31, 2024 due to an increase in salaries, wages, and payroll-related benefits of $1.0 million, an increase in amortization of acquisition-related intangibles of $5.8 million, an increase in stock-based compensation of $0.6 million, an increase in commissions of $0.1 million, an increase in software expense of $0.3 million, an increase in employee-related expense of $0.7 million, and an increase in exit of leased properties of $0.3 million. These increases were offset by a decrease in marketing expenses, including tradeshows, conferences, and public relations, of $0.1 million and a decrease in travel-related expense of $0.3 million.

Research and Development

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$27,536	$23,702	$3,834	16%

Research and development expenses increased $3.8 million for the three months ended March 31, 2024 due to an increase in salaries, wages, and payroll-related benefits of $2.9 million, an increase in stock-based compensation of $0.7 million, an increase in bonuses of $0.1 million, an increase in exit of leased properties of $0.4 million, and an increase in systems and hardware of $0.2 million. These increases were offset by a decrease in third-party contractor and consulting costs of $0.3 million.

General and Administrative

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$20,390	$14,373	$6,017	42%

General and administrative expenses increased by $6.0 million for the three months ended March 31, 2024 due to increases in third-party contractor and consulting costs of $3.5 million, an increase in salaries, wages, and payroll-related benefits of $1.3 million, an increase in stock-based compensation of $0.8 million, an increase in bonuses of $0.3 million, and other insignificant increases totaling $0.1 million.

Other Income (Expense), Net

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income (expense), net	$(22,112)	$(8,068)	$(14,044)	174%

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $14.0 million for the three months ended March 31, 2024 as a result of increased interest expense of $13.1 million due to additional borrowings on our Senior Term Loan (as defined below), an increase of $0.2 million due to loss on extinguishment of debt, and an increase of $2.1 million related to realized and unrealized foreign currency gains. This increase in expense was offset by an increase in interest income of $1.2 million and a gain of $0.2 million related to disposal of fixed assets.

Income Tax Benefit

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Income tax benefit	$7,067	$2,125	$4,942	233%

Income tax benefit increased $4.9 million for the three months ended March 31, 2024. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase is due to forecasted net loss related to the Parchment acquisition.

Liquidity and Capital Resources

As of December 31, 2023 our principal sources of liquidity were cash, cash equivalents, and restricted cash, and, as of March 31, 2024 our principal sources of liquidity were cash, cash equivalents, restricted cash, and funds held on behalf of customers. For March 31, 2024 and December 31, 2023, these amounts totaled $89.3 million and $344.2 million, respectively, which were held for working capital purposes, as well as the available balance of our Senior Revolver (as defined below). As of March 31, 2024 and December 31, 2023, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations and debt financing. We believe our existing cash and cash equivalents, our Amended Senior Secured Credit Facilities (as defined below) and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

Our material cash requirements from known contractual and other obligations primarily consist of payments under our Amended Senior Secured Credit Facilities and operating facility lease obligations, including certain letters of credit. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 10-K for more details.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2024, we had deferred revenue of $235.0 million, of which $223.2 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2023, we had deferred revenue of $302.7 million, of which $291.8 million was recorded as a current liability.

The following table shows our cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(92,553)	$(80,918)
Net cash used in investing activities	(823,612)	(1,321)
Net cash provided by financing activities	662,191	766

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

Credit Facility

On October 29, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “2021 Credit Agreement”), governing our senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $500.0 million senior secured term loan facility (the “Senior Term Loan”) and a $125.0 million senior secured revolving credit facility (the “Senior Revolver”). The proceeds from the Senior Secured Credit Facilities were used, in addition to cash on hand, to (1) refinance, in full, all existing indebtedness under our initial credit agreement entered into in March 2020 with a syndicate of lenders and Golub Capital Markets LLC (the “Refinancing”), (2) pay certain fees and expenses incurred in connection with the entry into the 2021 Credit Agreement and the Refinancing, and (3) finance working capital needs of the Company and its subsidiaries for general corporate purposes.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of March 31, 2024 there have not been any borrowings incurred under the Senior Revolver.

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

On February 1, 2024, we entered into the second amendment to the 2021 Credit Agreement as previously amended by the Amended 2021 Credit Agreement (the “Amended 2023 Credit Agreement”), by and among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein. Pursuant to the Amended 2023 Credit Agreement, among certain other amendments, the lenders agreed, severally and not jointly, to extend additional 2023 Incremental Term Loans (as defined in the 2021 Credit Agreement) (the “2023 Incremental Term Loans”) to Instructure under the 2021 Credit Agreement in an aggregate principal amount equal to $685.0 million. The Company used the proceeds of the 2023 Incremental Term Loans, borrowed under the 2021 Credit Agreement, to finance (i) the cash consideration for the acquisition of Parchment, and (ii) fees and costs incurred in connection with the acquisition and related transactions. The Senior Secured Credit Facilities, together with the Amended 2023 Credit Agreement, comprise our amended senior secured credit facilities (the “Amended Senior Secured Credit Facilities”).

As of March 31, 2024, we had outstanding borrowings of $1,173.3 million on the Senior Term Loan and the 2023 Incremental Term Loans, no outstanding borrowings under our Senior Revolver and $1.0 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the three months ended March 31, 2024 was $92.6 million, which was attributable to a net loss of $21.1 million adjusted for certain non-cash items, including $12.4 million of stock-based compensation expense, $44.7 million of depreciation and amortization, $1.0 million of amortization of debt discount and issuance costs, $0.6 million of right-of-use assets, and $1.3 million in other non-cash items. These amounts were offset by a decrease of $7.9 million to deferred income taxes. Working capital sources of cash included a net decrease of $60.8 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $52.5 million, while accounts payable and accrued liabilities decreased by $10.4 million, lease liabilities increased by $1.4 million, other liabilities decreased by $2.0 million, and deferred commissions decreased by $1.9 million.

Net cash used operating activities during the three months ended March 31, 2023 was $80.9 million, which was attributable to a net loss of $11.9 million adjusted for certain non-cash items, including $9.6 million of stock-based compensation expense, $35.7 million of depreciation and amortization, $0.3 million of amortization of debt discount and issuance costs, $3.1 million of deferred income taxes and $0.2 million of other non-cash items. Working capital sources of cash included a net decrease of $66.0 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets increased by $39.6 million, while accounts payable and accrued liabilities decreased by $7.2 million, lease liabilities decreased by $1.9 million, other liabilities decreased by $0.3 million, deferred commissions decreased by $0.9 million, and right-of-use assets decreased by $1.0 million.

Investing Activities

Our investing activities have consisted primarily of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the three months ended March 31, 2024 was $823.6 million, consisting of purchases of property and equipment of $1.9 million and business acquisitions, net of cash received, of $821.7 million related to the acquisition of Parchment.

Net cash used in investing activities during the three months ended March 31, 2023 was $1.3 million, consisting of purchases of property and equipment.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, borrowings and repayments of long-term debt, and changes in customer fund deposits.

Net cash provided by financing activities during the three months ended March 31, 2024 was $662.2 million, which consisted of borrowings under the 2023 Incremental Term Loans, net of discount, of $664.3 million, $3.2 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.6 million of shares repurchased for tax withholdings on vesting of RSUs, $3.0 million in repayments on long-term debt, and $0.8 million decrease in customer fund deposits.

Net cash provided by financing activities during the three months ended March 31, 2023 was $0.8 million, which consisted of $3.3 million in proceeds from the issuance of common stock from employee equity plans, offset by $1.3 million of shares repurchased for tax withholdings on vesting of restricted stock units, and a $1.3 million payment on long-term debt.

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

For information on our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 10-K.

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

Non-GAAP Operating Income

We define non-GAAP operating income as loss from operations excluding the impact of stock-based compensation, transaction costs, globalization costs, restructuring costs, technology modernization costs, other non-recurring costs, and amortization of acquisition-related intangibles that we do not believe are reflective of our ongoing operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Income (loss) from operations	(6,080)	(5,914)
Stock-based compensation	12,445	10,010
Transaction costs(1)	5,615	3,839
Globalization costs(2)	890	9
Restructuring costs(3)	4,930	3,224
Technology modernization costs(4)	2,266	215
Other non-recurring costs (5)	102	56
Amortization of acquisition-related intangibles	43,326	35,748
Non-GAAP operating income	$63,494	$47,187

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities.
(2)
Represents one-time expenses incurred in the Company's recent efforts to develop and mobilize a global workforce to better support its broadening customer base and expanding international operations.
(3)
Consists of restructuring-related costs, including executive recruiting, severance charges, and other workforce realignment costs. In addition, lease termination costs and disposal of fixed asset charges related to its real estate consolidation efforts. The Company continues to execute a remote-first strategy, closing offices, inclusive of those acquired in merger and acquisition efforts, and reducing office space globally. Beginning in 2023, the Company began restructuring its executive team.
(4)
Includes costs that are one-time in nature related to technology modernization to allow the Company's customers and users to have a more cohesive experience on its learning platform as a result of the various technologies acquired from historical acquisitions.
(5)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(92,553)	$(80,918)
Purchases of property and equipment and intangible assets	(1,881)	(1,327)
Proceeds from disposals of property and equipment	8	6
Free cash flow	$(94,426)	$(82,239)

Adjusted EBITDA

EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, benefit for taxes, depreciation, and amortization. We further adjust EBITDA to exclude certain items of a significant or unusual nature, including stock-based compensation, transaction costs, globalization costs, restructuring costs, technology modernization costs, other non-recurring costs, effects of foreign currency transaction losses, amortization of acquisition-related intangibles, and interest income. Although we exclude the amortization of acquisition-related intangibles from this non-GAAP measure, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net loss	$(21,125)	$(11,857)
Interest on outstanding debt and loss on debt extinguishment	22,785	9,485
Benefit for taxes	(7,067)	(2,125)
Depreciation	1,343	1,203
Amortization	—	2
Stock-based compensation	12,445	10,010
Transaction costs(1)	5,615	3,839
Globalization costs(2)	890	9
Restructuring costs(3)	4,930	3,325
Technology modernization costs(4)	2,266	215
Other non-recurring costs(5)	102	56
Effects of foreign currency transaction losses	1,832	(351)
Amortization of acquisition-related intangibles	43,326	35,748
Interest income	(2,398)	(1,301)
Adjusted EBITDA	$64,944	$48,258
(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities.

(2)
Represents one-time expenses incurred in the Company's recent efforts to develop and mobilize a global workforce to better support its broadening customer base and expanding international operations.
(3)
Consists of restructuring-related costs, including executive recruiting, severance charges, and other workforce realignment costs. In addition, lease termination costs and disposal of fixed asset charges related to its real estate consolidation efforts. The Company continues to execute a remote-first strategy, closing offices, inclusive of those acquired in merger and acquisition efforts, and reducing office space globally. Beginning in 2023, the Company began restructuring its executive team.
(4)
Includes costs that are one-time in nature related to technology modernization to allow the Company's customers and users to have a more cohesive experience on its learning platform as a result of the various technologies acquired from historical acquisitions.
(5)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies, industry, market and macroeconomic expectations, or future business and product capabilities are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
the continued economic uncertainty, including persistent inflation, labor shortages, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession, reduced spending or suspension of investment in new or enhanced projects and geopolitical instability;
•
risks associated with failing to continue our recent growth rates, including our ability to acquire new customers and successfully retain existing customers;
•
the effects of the increased usage of, or interruptions or performance problems associated with, our learning platform;
•
the impact on our business by health pandemics or epidemics;
•
the history of losses and expectation that we will not be profitable for the foreseeable future;
•
our to our revenues and operating results if we are unable to acquire new customers, successfully retain existing customers, expand sales to existing customers or develop new products;
•
ability to grow our business effectively, to scale our business and to manage our expenses;
•
risks and uncertainties associated with potential acquisitions;
•
the competitiveness of the market in which we operate;
•
our reliance on our management team and other key employees;
•
risks related our brand recognition and reputation;
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
•
our ability to comply with regulations applicable to us;

•
risks related to our estimates of market opportunity and our ability to change our pricing models, if necessary to compete successfully; and;
•
other factors disclosed in the section entitled “Risk Factors” in the 2023 10-K;

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three months ended March 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $89.3 million and $344.2 million as of March 31, 2024 and December 31, 2023, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At March 31, 2024 and December 31, 2023, we also had in place a $125.0 million Senior Revolver and approximately $491.3 million and $1,173.3 million outstanding on our Senior Term Loan and 2023 Incremental Term Loans, respectively. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% whereas the Senior Term Loan and 2023 Incremental Term Loans bear interest at 2.75% plus a variable applicable rate. At March 31, 2024 and December 31, 2023, the applicable rate was 8.35% and 8.68%, respectively.

We have an agreement to maintain cash balances at a financial institution of no less than $1.0 million as collateral for several letters of credit for the purpose of securing certain of the Company’s obligations under facility leases.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time may be, party to litigation and subject to claims. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

Item 1A. Risk Factors

A discussion of the material factors that make an investment in us risky is included in the section entitled “Risk Factors” included in our 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(1)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed May 30, 2023 (2)
3.3	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(2)
10.1

Second Amendment to the Credit Agreement, dated as of February 1, 2024, by and among Instructure Holdings, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein(4)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1) Incorporated by reference to Exhibit 3.1 on Form 8-K filed on July 21, 2021

(2) Incorporated by reference to Exhibit 3.3 on Form 10-Q filed on August 2, 2023

(3) Incorporated by reference to Exhibit 3.2 on Form 8-K filed on July 21, 2021

(4) Incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: May 9, 2024	By:	/s/Peter Walker
Peter Walker
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)