Form 10-Q
period 2024-06-30
INSTRUCTURE HOLDINGS, INC.
filed 2024-08-02
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 146,471,276 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$137,743	$341,047
Funds held on behalf of customers	6,470	—
Accounts receivable—net	223,220	67,193
Prepaid expenses	53,752	12,082
Deferred commissions	15,085	13,705
Other current assets	6,658	4,797
Total current assets	442,928	438,824
Property and equipment, net	14,905	13,479
Right-of-use assets	9,161	9,002
Goodwill	1,858,136	1,265,316
Intangible assets, net	611,788	399,712
Noncurrent prepaid expenses	2,841	4,182
Deferred commissions, net of current portion	13,350	13,816
Deferred tax assets	6,564	6,739
Other assets	4,530	6,908
Total assets	$2,964,203	$2,157,978
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,075	$23,589
Customer fund deposits	6,470	—
Accrued liabilities	40,470	23,760
Lease liabilities	6,076	7,513
Long-term debt, current	76,525	4,013
Deferred revenue	330,429	291,784
Total current liabilities	480,045	350,659
Long-term debt, net of current portion	1,140,139	482,387
Deferred revenue, net of current portion	9,574	10,876
Lease liabilities, net of current portion	10,806	9,246
Deferred tax liabilities	46,191	14,420
Other long-term liabilities	5,747	4,898
Total liabilities	1,692,502	872,486
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of June 30, 2024 and December 31, 2023; 146,471 and 145,207 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,465	1,452
Additional paid-in capital	1,647,290	1,619,020
Accumulated deficit	(377,054)	(334,980)
Total stockholders’ equity	1,271,701	1,285,492
Total liabilities and stockholders’ equity	$2,964,203	$2,157,978

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription and support	$157,569	$118,569	$302,226	$237,049
Professional services and other	12,875	12,501	23,673	22,864
Total revenue	170,444	131,070	325,899	259,913
Cost of revenue:
Subscription and support	49,427	38,377	95,739	77,187
Professional services and other	9,013	6,912	17,054	13,934
Total cost of revenue	58,440	45,289	112,793	91,121
Gross profit	112,004	85,781	213,106	168,792
Operating expenses:
Sales and marketing	60,970	52,159	120,226	103,009
Research and development	31,240	21,482	58,776	45,184
General and administrative	20,985	14,218	41,375	28,591
Total operating expenses	113,195	87,859	220,377	176,784
Loss from operations	(1,191)	(2,078)	(7,271)	(7,992)
Other income (expense):
Interest income	509	320	3,017	1,661
Interest expense	(26,413)	(10,289)	(49,009)	(19,774)
Other income (expense)	(518)	402	(2,353)	478
Loss on extinguishment of debt	—	—	(189)	—
Total other income (expense), net	(26,422)	(9,567)	(48,534)	(17,635)
Loss before income taxes	(27,613)	(11,645)	(55,805)	(25,627)
Income tax benefit	6,664	672	13,731	2,797
Net loss and comprehensive loss	$(20,949)	$(10,973)	$(42,074)	$(22,830)
Net loss per common share, basic and diluted	$(0.14)	$(0.08)	$(0.29)	$(0.16)
Weighted average common shares used in computing basic and diluted net loss per common share	146,107	143,647	145,781	143,381

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2024	145,928	$1,459	$1,633,221	$(356,105)	$1,278,575
Vesting of restricted stock units	620	7	(7)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(77)	(1)	(1,681)	—	(1,682)
Stock-based compensation	—	—	15,757	—	15,757
Net loss	—	—	—	(20,949)	(20,949)
Balances at June 30, 2024	146,471	$1,465	$1,647,290	$(377,054)	$1,271,701

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2023	143,479	$1,435	$1,587,303	$(312,759)	1,275,979
Vesting of restricted stock units	581	6	(6)	—	—
Shares withheld for tax withholding on vesting of restricted stock units	(69)	(1)	(1,706)	—	(1,707)
Stock-based compensation	—	—	11,818	—	11,818
Net loss	—	—	—	(10,973)	(10,973)
Balances at June 30, 2023	143,991	$1,440	$1,597,409	$(323,732)	$1,275,117

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	145,207	$1,452	$1,619,020	$(334,980)	$1,285,492
Vesting of restricted stock units	1,244	13	(13)	—	—
Purchase of ESPP shares	166	2	3,226	—	3,228
Shares withheld for tax withholding on vesting of restricted stock units	(146)	(2)	(3,248)	—	(3,250)
Stock-based compensation	—	—	28,305	—	28,305
Net loss	—	—	—	(42,074)	(42,074)
Balances at June 30, 2024	146,471	$1,465	$1,647,290	$(377,054)	$1,271,701

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127
Vesting of restricted stock units	1,021	11	(11)	—	—
Purchase of ESPP shares	173	2	3,293	—	3,295
Shares withheld for tax withholding on vesting of restricted stock units	(120)	(2)	(2,984)	—	(2,986)
Stock-based compensation	—	—	21,511	—	21,511
Net loss	—	—	—	(22,830)	(22,830)
Balances at June 30, 2023	143,991	$1,440	$1,597,409	$(323,732)	$1,275,117

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(42,074)	$(22,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,742	2,295
Amortization of intangible assets	86,224	71,493
Amortization of deferred financing costs	2,452	589
Stock-based compensation	27,997	21,311
Deferred income taxes	(14,628)	(4,406)
Right-of-use assets	216	2,303
Other	2,127	184
Changes in assets and liabilities:
Accounts receivable—net	(147,183)	(137,334)
Prepaid expenses and other assets	(38,782)	(26,680)
Deferred commissions	(914)	1,822
Accounts payable and accrued liabilities	3,562	(1,718)
Deferred revenue	19,865	41,358
Lease liabilities	(307)	(3,751)
Other liabilities	(1,958)	(396)
Net cash used in operating activities	(100,661)	(55,760)
Investing activities:
Purchases of property and equipment	(3,746)	(2,900)
Proceeds from sale of property and equipment	22	35
Business acquisitions, net of cash received	(821,739)	—
Net cash used in investing activities	(825,463)	(2,865)
Financing activities:
Proceeds from issuance of common stock from employee equity plans	3,228	3,295
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,250)	(2,988)
Proceeds from issuance of term debt, net of discount	663,892	—
Payments for financing costs	—	(84)
Advances from revolving credit facility	70,000	—
Change in customer fund deposits	389	—
Repayments on long-term debt	(5,986)	(2,500)
Net cash provided by (used in) financing activities	728,273	(2,277)
Foreign currency impacts on cash, cash equivalents, restricted cash, and funds held on behalf of customers	(1,190)	457
Net decrease in cash, cash equivalents, restricted cash, and funds held on behalf of customers	(199,041)	(60,445)
Cash, cash equivalents, restricted cash, and funds held on behalf of customers, beginning of period	344,208	190,266
Cash, cash equivalents, restricted cash, and funds held on behalf of customers, end of period	$145,167	$129,821
Supplemental cash flow disclosure:
Cash paid for taxes	$3,048	$1,819
Cash paid for interest on outstanding debt	$40,124	$17,674
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$43	$138

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents, restricted cash, and funds held on behalf of customers to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements (in thousands):

	As of June 30,
	2024	2023

Cash and cash equivalents	$137,743	$126,003
Restricted cash	954	3,818
Funds held on behalf of customers	6,470	—
Total cash, cash equivalents, restricted cash, and funds held on behalf of customers	$145,167	$129,821

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Company and Background

Instructure Holdings, Inc. (the “Company,” “Instructure,” “we,” “our,” or “us”) is an education technology company dedicated to elevating student access, amplifying the power of teaching, and inspiring everyone to learn together. Instructure’s platform delivers a next-generation learning management system (“LMS”), robust assessments for learning, actionable analytics, and engaging, dynamic content. Instructure offers its platform through a Software-as-a-Service, or SaaS, business model. The Company was founded in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary, Ireland, Canada, Singapore, and the Philippines.

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

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2023 10-K. There have been no significant changes to these policies during the six months ended June 30, 2024, except as noted below.

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

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(20,949)	$(10,973)	$(42,074)	$(22,830)
Denominator:
Weighted-average common shares outstanding—basic	146,107	143,647	145,781	143,381
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—	—	—
Weighted-average common shares outstanding—diluted	146,107	143,647	145,781	143,381
Net loss per common share, basic and diluted	$(0.14)	$(0.08)	$(0.29)	$(0.16)

For the three and six months ended June 30, 2024 and 2023, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and of shares issuable under the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted stock units	7,142	5,788	7,142	5,788
Shares issuable under employee stock purchase plan	109	98	109	98
Total	7,251	5,886	7,251	5,886

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer and office equipment	$6,190	$5,437
Capitalized software development costs	16,735	13,556
Furniture and fixtures	1,161	1,153
Leasehold improvements and other	4,512	6,270
Total property and equipment	28,598	26,416
Less accumulated depreciation and amortization	(13,693)	(12,937)
Total	$14,905	$13,479

Accumulated amortization for capitalized software development costs was $6.4 million and $4.7 million at June 30, 2024 and December 31, 2023, respectively. Amortization expense for capitalized software development costs for the three and six months ended June 30, 2024 was $0.9 million and $1.7 million, respectively, and for the three and six months ended June 30, 2023 was $0.6 million and $1.1 million, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended June 30,	Six months ended June 30,
	2023	2024	2023
Total revenue	$158,936	$335,957	$312,193
Net loss	$(22,014)	$(41,921)	$(55,838)

Actual revenue and net income recorded on Instructure's condensed combined statement of operations and comprehensive loss for Parchment during the three months ended June 30, 2024 was $32.8 million and $5.9 million, respectively, and $50.8 million and $3.4 million during the six months ended June 30, 2024, respectively.

On July 1, 2024, Instructure closed the acquisition of 100% of the equity interests of Community Software Solutions, LLC (“Scribbles”), a leading provider of credentialing and records management to K-12 school districts across the United States, in an all cash transaction. The purchase was financed through a combination of cash on hand and $70.0 million of debt financing under the Company's Senior Revolver (see Note 7. “Credit Facility”). The purpose of the transaction is to bolster the scale and reach of the Instructure Learning Platform as learners are engaged throughout their lifelong learning journey, facilitating evidence of learning and streamlining the educational process for educators and learners during key transitions. The Company intends to integrate Scribbles into its single operating segment. The preliminary purchase price is $81.8 million, which was paid to the sellers net of unpaid indebtedness and transaction expenses, and is subject to certain post-closing adjustments as set forth in the Purchase Agreement. The Company is currently evaluating the purchase price allocation following the close of the acquisition of Scribbles and expects the primary assets acquired to be intangible assets and goodwill, and assumed liabilities. It is not practicable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired is recorded as goodwill, of which $235.0 million is expected to be deductible for tax purposes from the Parchment acquisition. The goodwill generated from acquisition transactions is attributable to the expected synergies to be achieved following the consummation of the business combination and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations and comprehensive loss. The trade names acquired are amortized over the estimated useful life of three to ten years. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven to ten years. Amortization of trade names and customer relationships is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Non-compete agreements are amortized over an estimated useful life of three years and amortization of non-compete agreements is included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2023	$1,265,316
Additions - see Note 5. “Acquisitions”	592,820
Balance as of June 30, 2024	$1,858,136

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	June 30, 2024			December 31, 2023
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Software	0 Months	$21	$(21)	$—	$21	$(21)	$—
Trade names	67 Months	138,600	(56,845)	81,755	126,100	(49,336)	76,764
Developed technology	31 Months	371,100	(269,125)	101,975	325,300	(232,662)	92,638
Customer relationships	80 Months	691,400	(263,366)	428,034	451,400	(221,123)	230,277
Non-compete agreements	18 Months	50	(26)	24	50	(17)	33
Total		$1,201,171	$(589,383)	$611,788	$902,871	$(503,159)	$399,712

Amortization expense for intangible assets was $42.9 million and 86.2 million, respectively, for the three and six months ended June 30, 2024, and $35.7 million and 71.5 million, respectively, for the three and six months ended June 30, 2023.

Based on the recorded intangible assets at June 30, 2024, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,
Remainder of 2024	$89,225
2025	135,736
2026	115,632
2027	75,894
2028	52,946
Thereafter	142,355
Total	$611,788

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of June 30, 2024, we had $70.0 million of borrowings outstanding under our Senior Revolver.

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

The Amended 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of June 30, 2024, there was $70.0 million of borrowings outstanding under the Senior Revolver. The Company had $55.0 million of availability under the Senior Revolver as of June 30, 2024. The Company repaid the outstanding borrowings under the Senior Revolver in full on July 25, 2024.

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

As a result of the 2023 Incremental Term Loans, the Company capitalized $4.4 million and $16.3 million of debt discount costs incurred in connection with the Amended 2023 Credit Agreement in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $1.4 million and $2.4 million of amortization of debt discount costs for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At June 30, 2024 and December 31, 2023, the Company had an aggregate principal amount outstanding of $1,170.3 million and $491.3 million, respectively, under the Amended Senior Secured Credit Facilities, bearing interest at 8.35% and 8.68%, respectively. The Company had $23.6 million and $4.9 million of unamortized debt discount costs at June 30, 2024 and December 31, 2023, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

As a result of the 2021 Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $0.1 million of amortization of debt issuance costs for the three and six months ended June 30, 2024, respectively, and $47.0 thousand, and $0.1 million for the three and six months ended June 30, 2023, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.4 million and $0.5 million of unamortized debt issuance costs at June 30, 2024 and December 31, 2023, respectively, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Amended Senior Secured Credit Facilities contain customary negative covenants. At June 30, 2024, the Company was in compliance with all applicable covenants pertaining to the Amended Senior Secured Credit Facilities.

The maturities of outstanding debt as of June 30, 2024, inclusive of the Senior Revolver, are as follows (in thousands):

Amount
Years Ending December 31,
Remainder of 2024	$75,986
2025	11,972
2026	11,972
2027	11,972
2028	1,128,362
Thereafter	—
Total	$1,240,264

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

United States	$139,840	$104,350	$266,350	$206,944
Foreign	30,604	26,720	59,549	52,969
Total revenue	$170,444	$131,070	$325,899	$259,913
Percentage of revenue generated outside of the United States	18%	20%	18%	20%

Deferred Revenue and Performance Obligations

During the three and six months ended June 30, 2024, 79% and 72% of revenue recognized was included in our deferred revenue balance at March 31, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2023, 88% and 85% of revenue recognized was included in our deferred revenue balance at March 31, 2023 and December 31, 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2024, approximately $934.9 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 76% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of June 30, 2024 and December 31, 2023 there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

Our provisions for credit loss balances at June 30, 2024 and December 31, 2023 were $2.8 million and $2.0 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $28.4 million and $27.5 million as of June 30, 2024 and December 31, 2023, respectively. Amortization expense for deferred commissions was $4.6 million and $9.3 million for the three and six months ended June 30, 2024, respectively, and $5.3 million and $10.1 million for the three and six months ended June 30, 2023, respectively. There was no impairment of deferred commissions during these periods.

10. Stock-Based Compensation

As of June 30, 2024 and December 31, 2023, there were 500,000,000 shares of common stock authorized. As of June 30, 2024 and December 31, 2023, there were 146,471,276 and 145,207,497 shares of common stock issued and outstanding, respectively.

Employee Equity Plans

The Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) was terminated in July 2021 in connection with the Company’s initial public offering (the “IPO”). As of the IPO date 6,126,802 unvested incentive units were exchanged for 3,496,739 RSUs under the 2021 Omnibus Incentive Plan (the “2021 Plan”). These RSUs will generally vest in 11 equal quarterly installments commencing September 1, 2021.

In July 2021, our board of directors adopted the 2021 Plan and no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,808,300 shares in January 2024. As of June 30, 2024, we had 21,897,418 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees can purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,452,075 shares in January 2024. As of June 30, 2024, 5,304,954 shares of common stock were available for purchase under the 2021 ESPP.

During the three months ended June 30, 2024, we granted 2,362,142 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair value of the RSUs granted during the three months ended June 30, 2024 ranged from $19.20 to $21.60, which represents the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $46.8 million.

The following two tables present stock-based compensation by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Restricted stock units	$15,190	$11,478	$27,238	$21,077
Shares issuable under employee stock purchase plan	362	378	759	789
Total stock-based compensation	$15,552	$11,856	$27,997	$21,866

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Subscription and support cost of revenue	$792	$474	$1,357	$853
Professional services and other cost of revenue	943	622	1,587	1,036
Sales and marketing	4,328	3,469	7,442	5,997
Research and development	4,738	3,480	8,578	6,654
General and administrative	4,751	3,811	9,033	7,326
Total stock-based compensation	$15,552	$11,856	$27,997	$21,866

Restricted Stock Units

The following table summarizes the activity of RSUs for the six months ended June 30, 2024 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2023	4,470	$23.68
Granted	4,101	21.84
Vested	(923)	22.95
Forfeited or canceled	(507)	23.10
Unvested and outstanding at June 30, 2024	7,141	$22.76

As of June 30, 2024 and December 31, 2023, total unrecognized compensation cost related to unvested RSUs amounted to $150.5 million and $95.1 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 2.9 years, respectively.

The following table summarizes the activity of the incentive units granted under the 2020 Plan, subsequent to their conversion into RSUs under the 2021 Plan, for the six months ended June 30, 2024 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2023	320	$12.30
Vested	(319)	12.30
Unvested and outstanding at June 30, 2024	1	$13.48

There were no incentive units granted subsequent to December 31, 2021 under the 2020 Plan. As of June 30, 2024 and December 31, 2023, we had less than $0.1 million and $2.4 million, respectively, of unrecognized stock-based compensation expense related to unvested incentive units exchanged for RSUs that are expected to be recognized over a weighted-average period of 0.3 and 0.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Dividend yield	None	None
Volatility	18%	25%
Risk-free interest rate	5.27%	5.20%
Expected life (years)	0.5	0.5

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended June 30, 2024 and December 31, 2023.

Instruments Not Recorded at Fair Value on a Recurring Basis

We estimate the fair value of our Senior Term Loan and 2023 Incremental Term Loans carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan, 2023 Incremental Term Loans, and Senior Revolver is determined by Level 2 inputs, observable market-based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2024, the fair value of our Senior Term Loan, 2023 Incremental Term Loans, and Senior Revolver was $1,216.7 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The Company subleases four of its locations. The first sublease expired in the second quarter of 2023, the second sublease expired in the second quarter of 2024, and the third and fourth sublease terms had 54 months and 19 months remaining as of June 30, 2024, respectively. The subleases do not have an option for renewal.

During the first quarter of 2024, the Company vacated multiple floors of its leased office space at its headquarters in Salt Lake City, Utah, with the intention of subleasing the vacated office space. As a result, the Company recognized a loss on exit of leased properties of $1.9 million in the first quarter of 2024, of which $0.4 million was recognized in subscription and support cost of revenue, $0.3 million in professional services and other cost of revenue, $0.6 million in sales and marketing, $0.4 million in research and development, and $0.2 million in general and administrative in our condensed consolidated statements of operations and comprehensive loss. Additionally, during the first quarter of 2024, the Company amended its lease for the remaining office space that it currently occupies at its headquarter location by extending the lease term from March 1, 2024 through February 28, 2029. As a result, the Company recorded a right-of-use asset and lease liability of $3.2 million during the first quarter of 2024.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of total lease costs were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating lease cost, gross	$1,350	$1,511	$2,590	$3,297
Variable lease cost, gross(1)	561	656	1,067	1,366
Sublease income	(237)	(287)	(493)	(574)
Total lease costs(2)	$1,674	$1,880	$3,164	$4,089

(1)
Variable rent expense was not included within the measurement of the Company’s operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
(2)
Short-term lease costs for the three and six months ended June 30, 2024 and 2023 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2024 were $1.4 million and $2.8 million, respectively, and for the three and six months ended June 30, 2023 were $2.2 million and $4.4 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was included in operating activities in the condensed consolidated statements of cash flows.

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2024	$4,167
2025	5,435
2026	4,090
2027	3,157
2028	2,295
2029 and thereafter	200
Total lease payments	19,344
Less:
Imputed interest	(2,462)
Lease liabilities	16,882
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$16,468

As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term was 3.4 and 3.0 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.21% and 8.22% as of June 30, 2024 and December 31, 2023, respectively.

14. Commitments and Contingencies

Non-cancelable purchase obligations

As of June 30, 2024, our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $1.2 million for fiscal year 2024, $60.0 million per year for fiscal years 2025 through 2027, and $65.0 million for fiscal year 2028. During the three months ended June 30, 2024, we recognized $13.2 million in subscription and support cost of revenue, $0.4 million in research and development, and $0.1 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations, and during the six months ended June 30, 2024 we recognized $27.2 million in subscription and support cost of revenue, $0.9 million in research and development, and $0.2 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit and Collateral Arrangements

As of June 30, 2024 and December 31, 2023, we had a total of $1.0 million and $3.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases.

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

15. Related-Party Transactions

In conjunction with the Amended 2023 Credit Agreement and the 2023 Incremental Term Loans, during the first quarter of 2024, the Company paid affiliates of Thoma Bravo, LLC $1.5 million in arrangement fees. Refer to Note 7. “Credit Facility” for additional information regarding the Amended 2023 Credit Agreement and the 2023 Incremental Term Loans.

16. Subsequent Events

On July 25, 2024, Instructure entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Icon Parent Inc., a Delaware corporation (“Parent”), and Icon Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are each affiliates of investment funds managed by Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a leading global investment firm. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Under, and subject to, the terms of the Merger Agreement, at the effective time of the Merger, Instructure stockholders will have the right to receive $23.60 per share in cash, without interest thereon and subject to applicable withholding taxes. The Company’s board of directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligations of the parties to complete the proposed Merger are subject to customary closing conditions, including, among others, the receipt of certain regulatory approvals. The proposed Merger is expected to close during the second half of 2024. Upon consummation of the Merger, the Company will be a privately held company and its common stock will no longer be traded on the New York Stock Exchange.

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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. Instructure is the LMS market share leader in both Higher Education and paid K-12, with over 8,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through acquisitions. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows. We acquired Parchment in February 2024, the world's largest academic credentialing platform and network. By adding Parchment to the Instructure Learning Platform, we provide a verifiable and comprehensive digital passport of achievement records and outcomes for learners. Identification of Parchment's global customer count within Instructure's ecosystem is ongoing as part of our go-to-market alignment and integration efforts. On July 1, 2024, we acquired Scribbles, a leading provider of credentialing and records management to K-12 school districts across the United States. The purpose of the transaction is to bolster the scale and reach of the Instructure Learning Platform, facilitating evidence of learning and streamlining the educational process for educators and learners during key transitions. Integration efforts for Scribbles have commenced.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching, learning, and credentialing. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024 and 2023:

•
Our revenue was $170.4 million and $131.1 million, respectively.
•
Our net loss was $20.9 million and $11.0 million, respectively.

•
Our adjusted EBITDA was $73.4 million and $51.3 million, respectively.
•
Our operating cash flow was $(8.2) million and $25.1 million, respectively.
•
Our free cash flow was $(10.0) million and $23.5 million, respectively.

For the six months ended June 30, 2024 and 2023:

•
Our revenue was $325.9 million and $259.9 million, respectively.
•
Our net loss was $42.1 million and $22.8 million, respectively.
•
Our adjusted EBITDA was $138.4 million and $99.5 million, respectively.
•
Our operating cash flow was $(100.7) million and $(55.8) million, respectively.
•
Our free cash flow was $(104.4) million and $(58.6) million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measures.

Take-Private Merger Agreement

On July 25, 2024, Instructure entered into the Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are each affiliates of investment funds managed by KKR, a leading global investment firm. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Under, and subject to, the terms of the Merger Agreement, at the effective time of the Merger, Instructure stockholders will have the right to receive $23.60 per share in cash, without interest thereon and subject to applicable withholding taxes. The Company’s board of directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligations of the parties to complete the proposed Merger are subject to customary closing conditions, including, among others, the receipt of certain regulatory approvals. The proposed Merger is expected to close during the second half of 2024. Upon consummation of the Merger, the Company will be a privately held company and its common stock will no longer be traded on the New York Stock Exchange.

Macroeconomic Conditions and Trends

Adverse macroeconomic conditions, including but not limited to high inflation, slower economic growth, changes to fiscal and monetary policy, and high interest rates could impact our business and customer spending. Certain of our customers may be negatively impacted by these events.

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

The U.S dollar may fluctuate relative to foreign currencies depending on whether the U.S. Federal Reserve maintains the federal funds interest rate or if they choose to lower the federal funds interest rate, which could further impact our reported expenses. The interest rate applicable to our Senior Term Loan decreased slightly from 8.68% as of December 31, 2023 to 8.35% as of June 30, 2024. These items have not had a material impact on our results of operations to date.

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

Cost of Revenue

Cost of subscription and support revenue consists primarily of the costs of our cloud hosting provider and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our operations and customer support teams, amortization of capitalized software development costs and acquired technology, costs associated with our print operations, and allocated overhead costs, which we define as rent, facilities and costs related to information technology. Our technology acquired through mergers and acquisitions is measured at its estimated fair value and is amortized over its estimated useful life, which is five years.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, travel, bonuses and stock-based compensation, as well as allocated overhead costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon user conference, acquisition-related amortization expenses and allocated overhead costs. We defer and amortize on a straight-line basis sales commission costs related to acquiring new contracts over a period of benefit that we have determined to be generally four years. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven to ten years. The trade names acquired are amortized over the estimated useful lives ranging from three to ten years.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The income tax benefit at June 30, 2024 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, net of valuation allowance released.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription and support	$157,569	$118,569	$302,226	$237,049
Professional services and other	12,875	12,501	23,673	22,864
Total revenue	170,444	131,070	325,899	259,913
Cost of revenue:
Subscription and support(1) (2) (3)	49,427	38,377	95,739	77,187
Professional services and other(1) (3)	9,013	6,912	17,054	13,934
Total cost of revenue	58,440	45,289	112,793	91,121
Gross profit	112,004	85,781	213,106	168,792
Operating expenses:
Sales and marketing(1) (2) (3)	60,970	52,159	120,226	103,009
Research and development(1) (2) (3)	31,240	21,482	58,776	45,184
General and administrative(1) (3)	20,985	14,218	41,375	28,591
Total operating expenses	113,195	87,859	220,377	176,784
Loss from operations	(1,191)	(2,078)	(7,271)	(7,992)
Other income (expense):
Interest income	509	320	3,017	1,661
Interest expense	(26,413)	(10,289)	(49,009)	(19,774)
Other income (expense)(3)	(518)	402	(2,353)	478
Loss on extinguishment of debt(3)	—	—	(189)	—
Total other income (expense), net	(26,422)	(9,567)	(48,534)	(17,635)
Loss before income taxes	(27,613)	(11,645)	(55,805)	(25,627)
Income tax benefit	6,664	672	13,731	2,797
Net loss	$(20,949)	$(10,973)	$(42,074)	$(22,830)

(1)
Includes stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$792	$474	$1,357	$853
Professional services and other	943	622	1,587	1,036
Sales and marketing	4,328	3,469	7,442	5,997
Research and development	4,738	3,480	8,578	6,654
General and administrative	4,751	3,811	9,033	7,326
Total stock-based compensation	$15,552	$11,856	$27,997	$21,866

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$18,625	$16,265	$36,463	$32,338
Sales and marketing	24,269	19,475	49,753	39,145
Research and development	4	4	8	9
Total amortization of acquisition-related intangibles	$42,898	$35,744	$86,224	$71,492

(3)
Includes transaction, globalization, restructuring, technology modernization, other non-recurring costs, foreign currency gains and losses, and loss on extinguishment of debt as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$2,194	$989	$4,034	$1,283
Professional services and other	565	14	1,309	239
Sales and marketing	2,574	1,610	4,838	3,369
Research and development	3,581	1,414	6,627	4,982
General and administrative	5,823	606	11,732	2,103
Other income (expense)	(515)	391	(2,347)	641
Loss on extinguishment of debt	—	—	189	—
Total costs for transaction, globalization, restructuring, technology modernization, other non-recurring costs, and foreign currency gains and losses	$15,252	$4,242	$31,076	$11,335

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue:
Subscription and support	92%	90%	93%	91%
Professional services and other	8	10	7	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	29	29	29	30
Professional services and other	5	5	5	5
Total cost of revenue	34	34	34	35
Gross profit	66	66	66	65
Operating expenses:
Sales and marketing	36	40	37	40
Research and development	18	16	18	17
General and administrative	12	11	13	11
Total operating expenses	66	67	68	68
Loss from operations	—	(1)	(2)	(3)
Other income (expense):
Interest income	—	—	1	1
Interest expense	(15)	(8)	(15)	(8)
Other income (expense)	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Total other income (expense), net	(15)	(8)	(14)	(7)
Loss before income taxes	(15)	(9)	(16)	(10)
Income tax benefit	4	1	4	1
Net loss	(11)%	(8)%	(12)%	(9)%

Comparison of the three and six months ended June 30, 2024 and three and six months ended June 30, 2023.

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Subscription and support	$157,569	$118,569	$39,000	33%	$302,226	$237,049	$65,177	27%
Professional services and other	12,875	12,501	374	3	23,673	22,864	809	4
Total revenue	$170,444	$131,070	$39,374	30%	$325,899	$259,913	$65,986	25%

Three month change

Subscription and support revenue increased $39.0 million for the three months ended June 30, 2024. The increase is due to expanded use of our solutions, including among new and existing customers. For the three months ended June 30, 2024, revenue from new customers increased by $4.6 million, revenue from existing customers increased by $2.4 million, and revenue from Parchment accounted for $31.9 million of the increase. Included in those figures, international markets contributed 18% of the total revenue for the three months ended June 30, 2024, an increase of $3.9 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.4 million for the three months ended June 30, 2024. The increase is due to the expanded use of our solutions as discussed above, as well as contributions from the acquisition of Parchment.

Six month change

Subscription and support revenue increased $65.2 million for the six months ended June 30, 2024. The increase is due to expanded use of our solutions, including among new and existing customers. For the six months ended June 30, 2024, revenue from new customers increased by $8.3 million, revenue from existing customers increased by $7.7 million, and revenue from Parchment accounted for $49.2 million of the increase. Included in those figures, international markets contributed 18% of the total revenue for the six months ended June 30, 2024, an increase of $6.6 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $0.8 million for the six months ended June 30, 2024. The increase is due to the expanded use of our solutions as discussed above, as well as contributions from the acquisition of Parchment.

Cost of Revenue and Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$49,427	$38,377	$11,050	29%	$95,739	$77,187	$18,552	24%
Professional services and other	9,013	6,912	2,101	30	17,054	13,934	3,120	22
Total cost of revenue	$58,440	$45,289	$13,151	29%	$112,793	$91,121	$21,672	24%
Gross margin percentage
Subscription and support revenue	69%	68%			68%	67%
Professional services and other	30	45			28	39
Total gross margin	66	65			65	65

Three month change

Subscription and support cost of revenue increased $11.1 million for the three months ended June 30, 2024 due to an increase in amortization of acquisition-related intangibles of $2.4 million, an increase in web hosting costs of $1.6 million, an increase in salaries, wages, and payroll-related benefits of $2.1 million, an increase in stock-based compensation of $0.3 million, an increase in bonus expense of $0.3 million, an increase in systems and hardware costs of $0.3 million, an increase in amortization of capitalized software costs of $0.3 million, an increase of $0.2 million in software expense, and other insignificant increases totaling $0.3 million. Additionally, subscription and support cost of revenue increased $3.3 million due to the addition of Parchment's printing operations and merchant fees.

Professional services and other cost of revenue increased $2.1 for the three months ended June 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $1.4 million, an increase in stock-based compensation of $0.3 million, an increase in bonuses of $0.2 million, an increase in third-party contractor and consulting costs of $0.1 million, and an increase in travel expenses of $0.1 million.

Six month change

Subscription and support cost of revenue increased $18.6 million for the six months ended June 30, 2024 due to an increase in web hosting costs of $3.0 million, an increase in amortization of acquisition-related intangibles of $4.1 million, an increase in salaries, wages, and payroll-related benefits of $3.4 million, an increase in stock-based compensation of $0.5 million, an increase in bonuses of $0.3 million, an increase of $0.4 million due to exit of leased properties, an increase in amortization of capitalized software costs of $0.6 million, an increase in systems and hardware of $0.5 million, an increase of $0.2 million in software expense, an increase in third-party contractor and consulting costs of $0.1, and other insignificant increases totaling $0.4 million. Additionally, subscription and support cost of revenue increased $5.1 million due to the addition of Parchment's printing operations and merchant fees.

Professional services and other cost of revenue increased $3.1 million for the six months ended June 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $2.1 million, an increase in stock-based compensation of $0.5 million, an increase in bonuses of $0.2 million, and an increase of $0.3 million due to exit of leased properties.

Operating Expenses

Sales and Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$60,970	$52,159	$8,811	17%	$120,226	$103,009	$17,217	17%

Three month change

Sales and marketing expenses increased $8.8 million for the three months ended June 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $3.5 million, an increase in amortization of acquisition-related intangibles of $4.8 million, an increase in stock-based compensation of $0.9 million, an increase in bonuses of $0.5 million, an increase in systems and hardware expense of $0.4 million, an increase in employee-related expense of $0.3 million, and an increase in travel expenses of $0.3 million. These increases were offset by a decrease in marketing expenses, including tradeshows, conferences, and public relations, of $1.2 million, a decrease in commissions expense of $0.4 million, and a decrease in third-party contractor and consulting costs of $0.3 million.

Six month change

Sales and marketing expenses increased $17.2 million for the six months ended June 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $4.5 million, an increase in amortization of acquisition-related intangibles of $10.6 million, an increase in stock-based compensation of $1.4 million, an increase in bonuses of $0.5 million, an increase in systems and hardware expenses of $0.7 million, an increase in employee-related expense of $0.9 million, and an increase in exit of leased properties of $0.4 million. These increases were offset by a decrease in marketing expenses, including tradeshows, conferences, and public relations, of $1.3 million, a decrease in commissions expense of $0.2 million, and a decrease in third-party contractor and consulting costs of $0.3 million.

Research and Development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$31,240	$21,482	$9,758	45%	$58,776	$45,184	$13,592	30%

Three month change

Research and development expenses increased $9.8 million for the three months ended June 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $5.1 million, an increase in stock-based compensation of $1.3 million, an increase in bonuses of $0.8 million, and increase in third-party contractor and consulting costs of $1.0 million, an increase in systems and hardware of $0.8 million, an increase in employee related expenses of $0.6 million, and an increase in travel expenses of $0.2 million.

Six month change

Research and development expenses increased $13.6 million for the six months ended June 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $8.1 million, an increase in stock-based compensation of $1.9 million, an increase in bonus expenses of $0.7 million, an increase in systems and hardware expenses of $1.0 million, and increase in employee related expenses of $0.6 million, an increase in third-party contractor and consulting costs of $0.6 million, an increase of $0.4 million due to exit of leased properties, an increase in travel expenses of $0.2 million, and an increase in marketing expenses of $0.1 million.

General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$20,985	$14,218	$6,767	48%	$41,375	$28,591	$12,784	45%

Three month change

General and administrative expenses increased by $6.8 million for the three months ended June 30, 2024 due to increases in third-party contractor and consulting costs of $4.7 million, an increase in salaries, wages, and payroll-related benefits of $0.9 million, an increase in stock-based compensation of $0.9 million, an increase in bonuses of $0.3 million, an increase in systems and hardware expenses of $0.1 million, and an increase in travel expenses of $0.1 million. These increases were offset by a decrease in business insurance of $0.2 million.

Six month change

General and administrative expenses increased by $12.8 million for the six months ended June 30, 2024 due to increases in third-party contractor and consulting costs of $8.2 million, an increase in salaries, wages, and payroll-related benefits of $2.2 million, an increase in stock-based compensation of $1.7 million, an increase in bonus expenses of $0.6 million, an increase in sales tax expenses of $0.2 million, an increase in systems and hardware expenses of $0.1 million, and an increase in travel expenses of $0.1 million. These increases were offset by a decrease in business insurance expenses of $0.3 million.

Other Income (Expense), Net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Other income (expense), net	$(26,422)	$(9,567)	$(16,855)	176%	$(48,534)	$(17,635)	$(30,899)	175%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $16.9 million for the three months ended June 30, 2024 as a result of increased interest expense of $16.1 million due to additional borrowings on our Senior Term Loan (as defined below) and an increase in expense of $1.0 million related to realized and unrealized foreign currency losses. These increases were offset by an increase in interest income of $0.2 million.

Six month change

Other income (expense), net includes interest income and expense, the impact of foreign currency transaction gains and losses, losses on extinguishment of debt, and gains and losses related to the disposal of fixed assets. Other income (expense), net increased $30.9 million for the six months ended June 30, 2024 as a result of increased interest expense of $29.2 million due to additional borrowings on our Senior Term Loan (as defined below), an increase of $0.2 million due to loss on extinguishment of debt, and an increase in expense of $3.1 million related to realized and unrealized foreign currency losses. These increases were offset by an increase in interest income of $1.4 million and a gain of $0.2 million related to disposal of fixed assets.

Income Tax Benefit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Income tax benefit	$6,664	$672	$5,992	892%	$13,731	$2,797	$10,934	391%

Three month change

Income tax benefit increased $6.0 million for the three months ended June 30, 2024. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase is due to forecasted net loss related to the Parchment acquisition.

Six month change

Income tax benefit increased $10.9 million for the six months ended June 30, 2024. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase is due to forecasted net loss related to the Parchment acquisition.

Liquidity and Capital Resources

As of December 31, 2023 our principal sources of liquidity were cash, cash equivalents, and restricted cash, and, as of June 30, 2024 our principal sources of liquidity were cash, cash equivalents, restricted cash, and funds held on behalf of customers. For June 30, 2024 and December 31, 2023, these amounts totaled $145.2 million and $344.2 million, respectively, which were held for working capital purposes, as well as the available balance of our Senior Revolver (as defined below). As of June 30, 2024 and December 31, 2023, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2024, we had deferred revenue of $340.0 million, of which $330.4 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2023, we had deferred revenue of $302.7 million, of which $291.8 million was recorded as a current liability.

The following table shows our cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(100,661)	$(55,760)
Net cash used in investing activities	(825,463)	(2,865)
Net cash provided by (used in) financing activities	728,273	(2,277)

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of June 30, 2024 there were $70.0 million of borrowings outstanding under the Senior Revolver. The Company had $55.0 million of availability under the Senior Revolver as of June 30, 2024. The Company repaid the outstanding borrowings under the Senior Revolver in full on July 25, 2024.

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

As of June 30, 2024, we had outstanding borrowings of $1,170.3 million on the Senior Term Loan and the 2023 Incremental Term Loans, $70.0 million of outstanding borrowings under our Senior Revolver and $1.0 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the six months ended June 30, 2024 was $100.7 million, which was attributable to a net loss of $42.1 million adjusted for certain non-cash items, including $28.0 million of stock-based compensation expense, $89.0 million of depreciation and amortization, $2.5 million of amortization of debt discount and issuance costs, $0.2 million of right-of-use assets, and $2.1 million in other non-cash items. These amounts were offset by a decrease of $14.6 million to deferred income taxes. Working capital sources of cash included a net decrease of $127.3 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year, with a significant portion of our cash collections taking place in the third quarter. Prepaid expenses and other current assets increased by $38.8 million, while accounts payable and accrued liabilities increased by $3.6 million, lease liabilities decreased by $0.3 million, other liabilities decreased by $2.0 million, and deferred commissions increased by $0.9 million.

Net cash used in operating activities during the six months ended June 30, 2023 was $55.8 million, which was attributable to a net loss of $22.8 million adjusted for certain non-cash items, including $21.3 million of stock-based compensation expense, $73.8 million of depreciation and amortization, $0.6 million of amortization of debt discount and issuance costs and $0.2 million in other non-cash items. These amounts were offset by a decrease of $4.4 million to deferred income taxes. Working capital sources of cash included a net decrease of $96.0 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year, with a significant portion of our cash collections taking place in the third quarter. Prepaid expenses and other current assets increased by $26.7 million, while accounts payable and accrued liabilities decreased by $1.7 million, lease liabilities decreased by $3.8 million, other liabilities decreased by $0.4 million, deferred commissions decreased by $1.8 million, and right-of-use assets decreased by $2.3 million.

Investing Activities

Our investing activities have consisted primarily of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the six months ended June 30, 2024 was $825.5 million, consisting of purchases of property and equipment of $3.7 million and business acquisitions, net of cash received, of $821.7 million related to the acquisition of Parchment.

Net cash used in investing activities during the six months ended June 30, 2023 was $2.9 million, consisting of purchases of property and equipment of $2.9 million.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, borrowings and repayments of long-term debt, and changes in customer fund deposits.

Net cash provided by financing activities during the six months ended June 30, 2024 was $728.3 million, which consisted of borrowings under the 2023 Incremental Term Loans, net of discount, of $663.9 million, borrowings under the Senior Revolver of $70.0 million, $3.2 million in proceeds from the issuance of common stock from the employee stock purchase plan, and $0.4 million increase in customer fund deposits, offset by $3.3 million of shares repurchased for tax withholdings on vesting of RSUs, and $6.0 million in repayments on long-term debt.

Net cash used in financing activities during the six months ended June 30, 2023 was $2.3 million, which consisted of $3.3 million in proceeds from the issuance of common stock from the employee equity stock purchase plan, offset by $3.0 million of shares repurchased for tax withholdings on vesting of RSUs, $0.1 million of financing costs, and $2.5 million in payments on long-term debt.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Income (loss) from operations	(1,191)	(2,078)	(7,271)	(7,992)
Stock-based compensation	15,552	11,856	27,997	21,866
Transaction costs(1)	6,264	2,317	11,879	6,153
Globalization costs(2)	3,481	83	4,371	92
Restructuring costs(3)	2,724	1,514	7,654	4,741
Technology modernization costs(4)	2,246	695	4,512	910
Other non-recurring costs (5)	22	24	124	80
Amortization of acquisition-related intangibles	42,898	35,744	86,224	71,492
Non-GAAP operating income	$71,996	$50,155	$135,490	$97,342

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities.
(2)
Represents one-time expenses incurred in the Company's recent efforts to develop and mobilize a global workforce to better support its broadening customer base and expanding international operations.
(3)
Consists of restructuring-related costs, including executive recruiting, severance charges, and other workforce realignment costs. In addition, lease termination costs and disposal of fixed asset charges related to the Company's real estate consolidation efforts. The Company continues to execute a remote-first strategy, closing offices, inclusive of those acquired in merger and acquisition activity, and reducing office space globally. Beginning in 2023, the Company began restructuring its executive team.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(8,160)	$25,073	$(100,661)	$(55,760)
Purchases of property and equipment and intangible assets	(1,865)	(1,573)	(3,746)	(2,900)
Proceeds from disposals of property and equipment	14	29	22	35
Free cash flow	$(10,011)	$23,529	$(104,385)	$(58,625)

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(20,949)	$(10,973)	$(42,074)	$(22,830)
Interest on outstanding debt and loss on debt extinguishment	26,495	10,287	49,280	19,772
Benefit for taxes	(6,664)	(672)	(13,731)	(2,797)
Depreciation	1,399	1,092	2,742	2,295
Amortization	—	—	—	2
Stock-based compensation	15,552	11,856	27,997	21,866
Transaction costs(1)	6,264	2,317	11,879	6,153
Globalization costs(2)	3,481	83	4,371	92
Restructuring costs(3)	2,724	1,520	7,654	4,848
Technology modernization costs(4)	2,246	695	4,512	910
Other non-recurring costs(5)	22	24	124	80
Effects of foreign currency transaction losses	515	(397)	2,347	(748)
Amortization of acquisition-related intangibles	42,898	35,744	86,224	71,492
Interest income	(563)	(316)	(2,962)	(1,617)
Adjusted EBITDA	$73,420	$51,260	$138,363	$99,518

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities.
(2)
Represents one-time expenses incurred in the Company's recent efforts to develop and mobilize a global workforce to better support its broadening customer base and expanding international operations.
(3)
Consists of restructuring-related costs, including executive recruiting, severance charges, and other workforce realignment costs. In addition, lease termination costs and disposal of fixed asset charges related to the Company's real estate consolidation efforts. The Company continues to execute a remote-first strategy, closing offices, inclusive of those acquired in merger and acquisition activity, and reducing office space globally. Beginning in 2023, the Company began restructuring its executive team.
(4)
Includes costs that are one-time in nature related to technology modernization to allow the Company's customers and users to have a more cohesive experience on its learning platform as a result of the various technologies acquired from historical acquisitions.
(5)
Represents expenses incurred for services provided by Thoma Bravo and their affiliates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. For example, all statements we make relating to our current expectations relating to the Merger and the transactions, contemplated by the Merger agreement, estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies, industry, market and macroeconomic expectations, or future business and product capabilities are forward-looking statements. These statements are only predictions. You should not place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control, or currently unknown to us. Our assumptions may turn out to be inaccurate and cause actual events or results to differ materially from our expectation or projections. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
the risk that the proposed Merger may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of the common stock;
•
the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee;
•
the ability of Parent and Merger Sub to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Merger;
•
potential litigation relating to the Merger that could be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto;
•
certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
•
uncertainty as to timing of completion of the Merger;
•
risks that the benefits of the Merger are not realized when and as expected;
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
•
other factors disclosed in the section entitled “Risk Factors” in the 2023 10-K.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three and six months ended June 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $145.2 million and $344.2 million as of June 30, 2024 and December 31, 2023, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At June 30, 2024 and December 31, 2023, we also had in place a $125.0 million Senior Revolver and approximately $1,170.3 million and $491.3 million outstanding on our Senior Term Loan and 2023 Incremental Term Loans, respectively. As of June 30, 2024, we had $70.0 million outstanding borrowings under our Senior Revolver and no outstanding borrowings as of December 31, 2023. The Senior Revolver bears interest at 2.5% plus a variable applicable rate, whereas the Senior Term Loan and 2023 Incremental Term Loans bear interest at 2.75% plus a variable applicable rate. At June 30, 2024, the applicable rate for the Senior Revolver was 7.96%. At June 30, 2024 and December 31, 2023, the applicable rate for the Senior Term Loan and 2023 Incremental Term Loans was 8.35% and 8.68%, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.

On July 25, 2024, Instructure entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.

The closing of the Merger is subject to certain conditions, including (i)the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) certain other approvals and clearances by government authorities and (iii) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transactions and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). The regulatory agencies from which certain of these approvals and clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:

•
an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•
a diversion of a significant amount of management time and resources towards the completion of the Merger;
•
being subject to certain restrictions on the conduct of our business;
•
possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•
difficulties attracting and retaining key employees.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including, among others (i) if the Merger is not consummated by 11:59 p.m., New York City time, on March 25, 2025 (the “Termination Date”), (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause certain conditions to the closing set forth in the Merger Agreement to not be satisfied and fails to timely cure such breach within the period provided by the terms of the Merger Agreement, or (iii) if any judgment, law or order prohibiting the Merger has become final and non-appealable.

If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. In addition, if the Merger Agreement is validly terminated by Parent under certain circumstances set forth in the Merger Agreement, the Company will be required to pay Parent a termination fee equal to $109.0 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or, subject to certain exceptions set forth in the Merger Agreement, providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, incurring debt; entering into, adopting, amending, modifying or terminating any material Employee Plans (as defined in the Merger Agreement); increasing the compensation of any director, officer or employee or hiring or terminating any employee (other than for cause); settling certain legal proceedings; changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Correction of Filed Executive Agreement

Due to a clerical error, an incorrect version of the Executive Agreement with Mitch Benson was filed with the Company’s previous filings with the SEC. The correct version of the agreement is filed herewith as Exhibit 10.1 and supersedes the previously filed version. The differences between the correct version of the Executive Agreement and the previously filed version as well as its description in the Company’s definitive Proxy Statement filed on April 22, 2024, are as follows:

•
(1) Upon a CIC Termination (as defined in the Executive Agreement), Mr. Benson is eligible to receive severance consisting of, among other items previously disclosed, his then current base salary and reimbursement of COBRA premiums, in each case for up to 12 months (instead of 18 months as had been previously disclosed); and (2) upon a Qualifying Termination that is not a CIC Termination (as defined therein), Mr. Benson is eligible for severance equal to his then current base salary and reimbursement of COBRA premiums, in each case, for up to six months (instead of 12 months as had been previously disclosed);
•
If the CIC Termination occurs on or after March 31, Mr. Benson is eligible for a lump sum amount equal to 80% of his then current target bonus on a pro-rated basis, which had not been previously disclosed; and
•
Mr. Benson’s Executive Agreement does not provide for single-trigger vesting of all outstanding equity awards held by him effective immediately prior to a change in control as had been previously disclosed.

The foregoing description of the Executive Agreement is qualified in its entirety by the full text of the Executive Agreement and the full description of its terms included in the Company’s definitive Proxy Statement filed on April 22, 2024, except for the terms that are corrected above.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, by and among Instructure Holdings, Inc., Icon Parent Inc. and Icon Acquisition Sub Inc., dated July 25, 2024(1)
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(2)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed May 30, 2023 (3)
3.3	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(4)
10.1	Executive Agreement, dated as of June 25, 2021, by and between Mitch Benson and Instructure, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1) Incorporated by reference to Exhibit 2.1 on Form 8-K filed on July 25, 2024

(2) Incorporated by reference to Exhibit 3.1 on Form 8-K filed on July 21, 2021

(3) Incorporated by reference to Exhibit 3.3 on Form 10-Q filed on August 2, 2023

(4) Incorporated by reference to Exhibit 3.2 on Form 8-K filed on July 21, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: August 2, 2024	By:	/s/Peter Walker
Peter Walker
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)