Form 10-Q
period 2024-09-30
INSTRUCTURE HOLDINGS, INC.
filed 2024-11-08
CIK 1841804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 147,089,318 shares of the registrant’s common stock outstanding.

Instructure Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure Holdings, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$187,512	$341,047
Funds held on behalf of customers	14,783	—
Accounts receivable—net	98,894	67,193
Prepaid expenses	38,630	12,082
Deferred commissions	14,644	13,705
Other current assets	9,200	4,797
Total current assets	363,663	438,824
Property and equipment, net	16,002	13,479
Right-of-use assets	8,314	9,002
Goodwill	1,909,041	1,265,316
Intangible assets, net	609,983	399,712
Noncurrent prepaid expenses	1,905	4,182
Deferred commissions, net of current portion	14,099	13,816
Deferred tax assets	5,624	6,739
Other assets	5,395	6,908
Total assets	$2,934,026	$2,157,978
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,576	$23,589
Customer fund deposits	14,783	—
Accrued liabilities	36,051	23,760
Lease liabilities	5,335	7,513
Long-term debt, current	6,525	4,013
Deferred revenue	374,431	291,784
Total current liabilities	462,701	350,659
Long-term debt, net of current portion	1,138,510	482,387
Deferred revenue, net of current portion	9,611	10,876
Lease liabilities, net of current portion	9,842	9,246
Deferred tax liabilities	45,678	14,420
Other long-term liabilities	4,431	4,898
Total liabilities	1,670,773	872,486
Stockholders’ equity:
Common stock, par value $0.01 per share; 500,000 shares authorized as of September 30, 2024 and December 31, 2023; 147,089 and 145,207 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,471	1,452
Additional paid-in capital	1,663,532	1,619,020
Accumulated deficit	(401,750)	(334,980)
Total stockholders’ equity	1,263,253	1,285,492
Total liabilities and stockholders’ equity	$2,934,026	$2,157,978

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription and support	$160,193	$123,110	$462,419	$360,159
Professional services and other	12,971	11,811	36,644	34,675
Total revenue	173,164	134,921	499,063	394,834
Cost of revenue:
Subscription and support	49,827	40,345	145,566	117,532
Professional services and other	8,955	7,082	26,009	21,016
Total cost of revenue	58,782	47,427	171,575	138,548
Gross profit	114,382	87,494	327,488	256,286
Operating expenses:
Sales and marketing	67,673	46,734	187,899	149,743
Research and development	31,874	20,688	90,650	65,872
General and administrative	26,719	15,522	68,094	44,113
Total operating expenses	126,266	82,944	346,643	259,728
Loss from operations	(11,884)	4,550	(19,155)	(3,442)
Other income (expense):
Interest income	1,284	1,360	4,301	3,021
Interest expense	(26,627)	(10,868)	(75,636)	(30,642)
Other income (expense)	2,681	(2,443)	328	(1,965)
Loss on extinguishment of debt	—	—	(189)	—
Total other income (expense), net	(22,662)	(11,951)	(71,196)	(29,586)
Loss before income taxes	(34,546)	(7,401)	(90,351)	(33,028)
Income tax benefit	9,850	1,920	23,581	4,717
Net loss and comprehensive loss	$(24,696)	$(5,481)	$(66,770)	$(28,311)
Net loss per common share, basic and diluted	$(0.17)	$(0.04)	$(0.46)	$(0.20)
Weighted average common shares used in computing basic and diluted net loss per common share	146,670	144,222	146,079	143,665

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2024	146,471	$1,465	$1,647,290	$(377,054)	$1,271,701
Vesting of restricted stock units	522	5	(5)	—	—
Purchase of ESPP shares	142	1	2,754	—	2,755
Shares withheld for tax withholding on vesting of restricted stock units	(46)	—	(1,075)	—	(1,075)
Stock-based compensation	—	—	14,568	—	14,568
Net loss	—	—	—	(24,696)	(24,696)
Balances at September 30, 2024	147,089	$1,471	$1,663,532	$(401,750)	$1,263,253

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2023	143,991	$1,440	$1,597,409	$(323,732)	1,275,117
Vesting of restricted stock units	653	7	(7)	—	—
Purchase of ESPP shares	127	1	2,721	—	2,722
Shares withheld for tax withholding on vesting of restricted stock units	(75)	(1)	(1,959)	—	(1,960)
Stock-based compensation	—	—	11,862	—	11,862
Net loss	—	—	—	(5,481)	(5,481)
Balances at September 30, 2023	144,696	$1,447	$1,610,026	$(329,213)	$1,282,260

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

(unaudited)

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	145,207	$1,452	$1,619,020	$(334,980)	$1,285,492
Vesting of restricted stock units	1,766	18	(18)	—	—
Purchase of ESPP shares	308	3	5,980	—	5,983
Shares withheld for tax withholding on vesting of restricted stock units	(192)	(2)	(4,323)	—	(4,325)
Stock-based compensation	—	—	42,873	—	42,873
Net loss	—	—	—	(66,770)	(66,770)
Balances at September 30, 2024	147,089	$1,471	$1,663,532	$(401,750)	$1,263,253

	Common
	Stock, $0.01		Additional		Total
	Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	142,917	$1,429	$1,575,600	$(300,902)	$1,276,127
Vesting of restricted stock units	1,674	18	(18)	—	—
Purchase of ESPP shares	300	3	6,014	—	6,017
Shares withheld for tax withholding on vesting of restricted stock units	(195)	(3)	(4,943)	—	(4,946)
Stock-based compensation	—	—	33,373	—	33,373
Net loss	—	—	—	(28,311)	(28,311)
Balances at September 30, 2023	144,696	$1,447	$1,610,026	$(329,213)	$1,282,260

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(66,770)	$(28,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,223	3,481
Amortization of intangible assets	132,129	107,237
Amortization of deferred financing costs	3,863	889
Stock-based compensation	42,350	32,986
Deferred income taxes	(25,197)	(7,793)
Non-cash operating lease expense	1,063	3,348
Other	(174)	2,853
Changes in assets and liabilities:
Accounts receivable—net	(22,684)	(22,597)
Prepaid expenses and other assets	(26,010)	(15,250)
Deferred commissions	(1,222)	2,896
Accounts payable and accrued liabilities	2,991	(7,565)
Deferred revenue	63,177	57,724
Lease liabilities	(2,012)	(5,370)
Other liabilities	(3,274)	2,520
Net cash provided by operating activities	102,453	127,048
Investing activities:
Purchases of property and equipment	(6,179)	(4,708)
Proceeds from sale of property and equipment	30	42
Business acquisitions, net of cash received	(901,562)	—
Net cash used in investing activities	(907,711)	(4,666)
Financing activities:
Proceeds from issuance of common stock from employee equity plans	5,983	6,018
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,325)	(4,949)
Proceeds from issuance of term debt, net of discount	663,892	—
Payments for financing costs	—	(84)
Advances from revolving credit facility	70,000	—
Repayment of advances from revolving credit facility	(70,000)	—
Change in customer fund deposits	6,441	—
Repayments on long-term debt	(8,979)	(3,750)
Net cash provided by (used in) financing activities	663,012	(2,765)
Foreign currency impacts on cash, cash equivalents, restricted cash, and funds held on behalf of customers	1,287	(1,246)
Net increase (decrease) in cash, cash equivalents, restricted cash, and funds held on behalf of customers	(140,959)	118,371
Cash, cash equivalents, restricted cash, and funds held on behalf of customers, beginning of period	344,208	190,266
Cash, cash equivalents, restricted cash, and funds held on behalf of customers, end of period	$203,249	$308,637
Supplemental cash flow disclosure:
Cash paid for taxes	$3,987	$2,657
Cash paid for interest on outstanding debt	$65,849	$31,455
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$110	$75

See accompanying notes.

INSTRUCTURE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

The following provides a reconciliation of cash, cash equivalents, restricted cash, and funds held on behalf of customers to the amounts reported on the condensed consolidated balance sheets. Restricted cash has been disclosed in Other assets as it is associated with letters of credit obtained to secure office space from our various lease agreements (in thousands):

	As of September 30,
	2024	2023

Cash and cash equivalents	$187,512	$304,858
Restricted cash	954	3,779
Funds held on behalf of customers	14,783	—
Total cash, cash equivalents, restricted cash, and funds held on behalf of customers	$203,249	$308,637

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

On July 25, 2024, Instructure entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Icon Parent Inc., a Delaware corporation (“Parent”), and Icon Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are each affiliates of investment funds managed by Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a leading global investment firm. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Under, and subject to, the terms of the Merger Agreement, at the effective time of the Merger, Instructure stockholders will have the right to receive $23.60 per share in cash, without interest thereon and subject to applicable withholding taxes. The Company’s board of directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligations of the parties to complete the proposed Merger are subject to customary closing conditions, including, among others, the receipt of certain regulatory approvals. Effective as of 11:59 p.m. Eastern Time on September 9, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Merger.

On September 5, 2024, Instructure filed with the SEC, a Definitive Information Statement on Schedule 14, containing more information about the Merger Agreement and the Merger.

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

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is discussed in “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the 2023 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2024, except as noted below.

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

Professional Services and Other

Professional services and other revenue is derived from implementation, training, and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services arrangements are billed in advance, and revenue from these arrangements is typically recognized over time as the services are rendered, using an efforts-expended input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

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

Deferred Commissions

Sales commissions earned by our sales force, as well as related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription and support services and professional services and other, as described above.

Funds Held on Behalf of Customers and Customer Fund Deposits

Funds held on behalf of customers and customer fund deposits represent cash that is either received or in-transit from credential requestors via third-party credit card processors and other payment methods. The Company generally remits payment to customers within 30 to 60 days following the purchase of a credential. Funds held on behalf of customers represent the total amount due to customers, and as such, a liability for the same amount is recorded to customer fund deposits. The funds held on behalf of customers are not available for general business use by the Company.

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

3. Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,696)	$(5,481)	$(66,770)	$(28,311)
Denominator:
Weighted-average common shares outstanding—basic	146,670	144,222	146,079	143,665
Dilutive effect of share equivalents resulting from unvested restricted stock units and shares for issuance under employee stock purchase plan	—	—	—	—
Weighted-average common shares outstanding—diluted	146,670	144,222	146,079	143,665
Net loss per common share, basic and diluted	$(0.17)	$(0.04)	$(0.46)	$(0.20)

For the three and nine months ended September 30, 2024 and 2023, we incurred net losses and, therefore, the effect of our restricted stock units (“RSUs”) and of shares issuable under the employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. See Note 10. “Stock-Based Compensation” for additional discussion regarding shares issuable under the employee stock purchase plan due to the Merger. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted stock units	6,715	5,222	6,715	5,222
Shares issuable under employee stock purchase plan	—	33	—	33
Total	6,715	5,255	6,715	5,255

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer and office equipment	$6,484	$5,437
Capitalized software development costs	18,799	13,556
Furniture and fixtures	1,161	1,153
Leasehold improvements and other	4,549	6,270
Total property and equipment	30,993	26,416
Less accumulated depreciation and amortization	(14,991)	(12,937)
Total	$16,002	$13,479

Accumulated amortization for capitalized software development costs was $7.3 million and $4.7 million at September 30, 2024 and December 31, 2023, respectively. Amortization expense for capitalized software development costs for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively, and for the three and nine months ended September 30, 2023 was $0.7 million and $1.8 million, respectively, and is recorded within subscription and support cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

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

During the third quarter of 2024, a measurement period adjustment of $0.9 million was made to the total purchase consideration, with a corresponding increase to goodwill, in connection with the completion of the Parchment post-closing statement. The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Parchment acquisition (in thousands):

Consideration transferred
Cash paid	$832,172
Escrow	2,000
Total purchase consideration	$834,172

Identifiable assets acquired
Cash and cash equivalents	$5,445
Funds held on behalf of customers	6,081
Accounts receivable	9,746
Prepaid expenses and other assets	3,331
Property and equipment	212
Right-of-use assets	375
Intangible assets: developed technology	45,800
Intangible assets: trade name	12,500
Intangible assets: customer relationships	240,000
Total assets acquired	$323,490

Liabilities assumed
Accounts payable and accrued liabilities	$9,676
Customer fund deposits	6,081
Lease liabilities	430
Deferred revenue	17,478
Deferred tax liabilities	46,574
Other liabilities	2,807
Total liabilities assumed	$83,046
Goodwill	593,728
Total purchase consideration	$834,172

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

	Three months ended September 30,	Nine months ended September 30,
	2023	2024	2023
Total revenue	$163,546	$509,120	$475,739
Net loss	$(22,363)	$(66,616)	$(78,201)

Actual revenue and net income recorded on Instructure's condensed combined statement of operations and comprehensive loss for Parchment during the three months ended September 30, 2024 was $32.6 million and $3.6 million, respectively, and $83.4 million and $7.0 million during the nine months ended September 30, 2024, respectively.

On July 1, 2024, Instructure acquired all outstanding equity interests of Community Software Solutions, LLC (“Scribbles”), a leading provider of credentialing and records management to K-12 school districts across the United States, in an all cash transaction. The purchase was financed through a combination of cash on hand and $70.0 million of debt financing under the Company's Senior Revolver, which was repaid in full on July 25, 2024. The purpose of the transaction is to bolster the scale and reach of the Instructure Learning Platform as learners are engaged throughout their lifelong learning journey, facilitating evidence of learning and streamlining the educational process for educators and learners during key transitions.

At the time of the acquisition, we recorded a provisional net deferred tax liability of $11.0 million in purchase accounting due to the step up in book basis of intangible assets as a result of the stock acquisition. We expect the net deferred tax liability to decrease as book amortization expense is recognized on the acquisition-related intangible assets. The allocations below will remain provisional until tax returns are filed for Scribbles.

The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Scribbles acquisition (in thousands):

Consideration transferred
Cash paid	$80,782
Escrow	1,000
Total purchase consideration	$81,782

Identifiable assets acquired
Cash and cash equivalents	$605
Funds held on behalf of customers	2,261
Accounts receivable	332
Prepaid expenses and other assets	168
Property and equipment	22
Intangible assets: developed technology	3,100
Intangible assets: trade name	500
Intangible assets: customer relationships	40,500
Total assets acquired	$47,488

Liabilities assumed
Accounts payable and accrued liabilities	$1,720
Customer fund deposits	2,261
Deferred revenue	727
Deferred tax liabilities	10,995
Total liabilities assumed	$15,703
Goodwill	49,997
Total purchase consideration	$81,782

Actual revenue and net income recorded on Instructure's condensed combined statement of operations and comprehensive loss for Scribbles during the three and nine months ended September 30, 2024 are not material.

For all periods presented, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired is recorded as goodwill, of which $235.0 million is expected to be deductible for tax purposes from the Parchment acquisition. The goodwill generated from acquisitions is attributable to the expected synergies to be achieved following the consummation of the business combination and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The trade names acquired are amortized over the estimated useful life of one to ten years. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated useful life of seven to ten years. Amortization of trade names and customer relationships is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Non-compete agreements are amortized over an estimated useful life of three years and amortization of non-compete agreements is included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Goodwill and Intangible Assets

Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2023	$1,265,316
Additions - see Note 5. “Acquisitions”	643,725
Balance as of September 30, 2024	$1,909,041

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life	September 30, 2024			December 31, 2023
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Software	0 Months	$21	$(21)	$—	$21	$(21)	$—
Trade names	63 Months	139,100	(60,832)	78,268	126,100	(49,336)	76,764
Developed technology	32 Months	374,200	(287,905)	86,295	325,300	(232,662)	92,638
Customer relationships	81 Months	731,900	(286,500)	445,400	451,400	(221,123)	230,277
Non-compete agreements	15 Months	50	(30)	20	50	(17)	33
Total		$1,245,271	$(635,288)	$609,983	$902,871	$(503,159)	$399,712

Amortization expense for intangible assets was $45.9 million and 132.1 million, respectively, for the three and nine months ended September 30, 2024, and $35.7 million and 107.2 million, respectively, for the three and nine months ended September 30, 2023.

Based on the recorded intangible assets at September 30, 2024, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
Years Ending December 31,
Remainder of 2024	$45,905
2025	140,656
2026	120,302
2027	80,564
2028	57,616
Thereafter	164,940
Total	$609,983

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes a $10.0 million sublimit for the issuance of letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of September 30, 2024, we had no outstanding borrowings under our Senior Revolver.

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

The Amended 2021 Credit Agreement contains a financial covenant solely with respect to the Senior Revolver. If the outstanding amounts under the Senior Revolver exceed 35% of the aggregate amount of the Senior Revolver commitments, we are required to maintain at the end of each fiscal quarter a Consolidated Net Leverage Ratio of not more than 7.75 to 1.00. As of September 30, 2024, there were no borrowings outstanding under the Senior Revolver. The Company had $125.0 million of availability under the Senior Revolver as of September 30, 2024.

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

As a result of the 2023 Incremental Term Loans, the Company capitalized $4.4 million and $16.3 million of debt discount costs incurred in connection with the Amended 2023 Credit Agreement in long-term debt, current and long-term debt, net of current portion, respectively, on the condensed consolidated balance sheets. The Company recognized $1.4 million and $3.8 million of amortization of debt discount costs for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At September 30, 2024 and December 31, 2023, the Company had an aggregate principal amount outstanding of $1,167.3 million and $491.3 million, respectively, under the Amended Senior Secured Credit Facilities, bearing interest at 8.07% and 8.68%, respectively. The Company had $22.2 million and $4.9 million of unamortized debt discount costs at September 30, 2024 and December 31, 2023, respectively, which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.

As a result of the 2021 Refinancing, the Company capitalized $0.2 million and $0.8 million of deferred issuance costs incurred in connection with the Senior Revolver in other current assets and other assets, respectively, on the condensed consolidated balance sheets. The Company recognized $47.0 thousand and $0.1 million of amortization of debt issuance costs for the three and nine months ended September 30, 2024, respectively, and $47.0 thousand, and $0.1 million for the three and nine months ended September 30, 2023, respectively, which is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had $0.4 million and $0.5 million of unamortized debt issuance costs at September 30, 2024 and December 31, 2023, respectively, which are included in other current assets and other assets on the Company’s condensed consolidated balance sheets.

The Amended Senior Secured Credit Facilities contain customary negative covenants. At September 30, 2024, the Company was in compliance with all applicable covenants pertaining to the Amended Senior Secured Credit Facilities.

The maturities of outstanding debt as of September 30, 2024, are as follows (in thousands):

Amount
Years Ending December 31,
Remainder of 2024	$2,993
2025	11,972
2026	11,972
2027	11,972
2028	1,128,362
Thereafter	—
Total	$1,167,271

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

United States	$141,717	$107,583	$408,067	$314,547
Foreign	31,447	27,338	90,996	80,287
Total revenue	$173,164	$134,921	$499,063	$394,834
Percentage of revenue generated outside of the United States	18%	20%	18%	20%

Deferred Revenue and Performance Obligations

During the three and nine months ended September 30, 2024, 67% and 55% of revenue recognized was included in our deferred revenue balance at June 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2023, 80% and 64% of revenue recognized was included in our deferred revenue balance at June 30, 2023 and December 31, 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2024, approximately $944.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 77% of our remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Concentration of Credit Risk, Significant Customers and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

As of September 30, 2024 and December 31, 2023 there were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable greater than 10%.

Our provisions for credit loss balances at September 30, 2024 and December 31, 2023 were $1.8 million and $2.0 million, respectively.

9. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $28.7 million and $27.5 million as of September 30, 2024 and December 31, 2023, respectively. Amortization expense for deferred commissions was $5.7 million and $14.9 million for the three and nine months ended September 30, 2024, respectively, and $4.4 million and $14.5 million for the three and nine months ended September 30, 2023, respectively. There was no impairment of deferred commissions during these periods.

10. Stock-Based Compensation

As of September 30, 2024 and December 31, 2023, there were 500,000,000 shares of common stock authorized. As of September 30, 2024 and December 31, 2023, there were 147,089,318 and 145,207,497 shares of common stock issued and outstanding, respectively.

Employee Equity Plans

The Instructure Parent, LP Incentive Equity Plan (the “2020 Plan”) was terminated in July 2021 in connection with the Company’s initial public offering (the “IPO”). As of the IPO date, 6,126,802 unvested incentive units were exchanged for 3,496,739 RSUs under the 2021 Omnibus Incentive Plan (the “2021 Plan”). These RSUs generally vested in 11 equal quarterly installments commencing September 1, 2021.

In July 2021, our board of directors adopted the 2021 Plan and no shares remain available for issuance under the 2020 Plan. A total of 18,000,000 shares of the Company's common stock were initially reserved for issuance under the 2021 Plan. Pursuant to the terms of the 2021 Plan, the share reserve increased by 5,808,300 shares in January 2024. As of September 30, 2024, we had 21,801,632 shares of common stock available for future grants under the 2021 Plan.

In July 2021, our board of directors adopted, and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Each new offering period begins on or about March 1 and September 1 and is approximately six months in duration. On each purchase date, eligible employees can purchase our common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. A total of 1,900,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. Pursuant to the terms of the 2021 ESPP, the share reserve increased by 1,452,075 shares in January 2024. As of September 30, 2024, 5,162,907 shares of common stock were available for purchase under the 2021 ESPP. As a result of the entry into the Merger Agreement, we ceased withholding payroll deductions after our most recent purchase date on September 3, 2024, and pending the completion of the Merger, and we do not anticipate future offerings of our common stock under the 2021 ESPP.

During the three months ended September 30, 2024, we granted 234,170 RSUs to employees under the 2021 Plan. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs are subject to time-based service requirements and generally vest over a four-year service period. The grant date fair value of the RSUs granted during the three months ended September 30, 2024 ranged from $24.49 to $25.0, which represents the closing stock price for the underlying common stock on the respective grant dates, with an aggregate fair value of $5.7 million.

The following two tables present stock-based compensation by award type and classification of stock-based compensation expense recorded within our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Restricted stock units	$14,113	$11,343	$41,351	$32,420
Shares issuable under employee stock purchase plan	238	412	997	1,201
Total stock-based compensation	$14,351	$11,755	$42,348	$33,621

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Subscription and support cost of revenue	$750	$459	$2,107	$1,312
Professional services and other cost of revenue	864	603	2,451	1,639
Sales and marketing	4,170	3,145	11,612	9,142
Research and development	4,469	3,792	13,047	10,446
General and administrative	4,098	3,756	13,131	11,082
Total stock-based compensation	$14,351	$11,755	$42,348	$33,621

Restricted Stock Units

The following table summarizes the activity of RSUs for the nine months ended September 30, 2024 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2023	4,470	$23.68
Granted	4,335	21.99
Vested	(1,445)	22.75
Forfeited or canceled	(645)	22.93
Unvested and outstanding at September 30, 2024	6,715	$22.86

As of September 30, 2024 and December 31, 2023, total unrecognized compensation cost related to unvested RSUs amounted to $138.8 million and $95.1 million, respectively, which is expected to be recognized over a weighted average period of 2.9 years and 2.9 years, respectively.

The following table summarizes the activity of the incentive units granted under the 2020 Plan, subsequent to their conversion into RSUs under the 2021 Plan, for the nine months ended September 30, 2024 (in thousands, except per unit amounts):

	RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested and outstanding at December 31, 2023	320	$12.30
Vested	(320)	12.30
Unvested and outstanding at September 30, 2024	—

There were no incentive units granted subsequent to December 31, 2021 under the 2020 Plan. As of September 30, 2024 and December 31, 2023, we had less than $0.1 million and $2.4 million, respectively, of unrecognized stock-based compensation expense related to unvested incentive units exchanged for RSUs that are expected to be recognized over a weighted-average period of 0.2 and 0.3 years, respectively.

2021 ESPP

The following table summarizes the assumptions relating to 2021 ESPP purchase rights used in a Black-Scholes option pricing model for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Dividend yield	None	None
Volatility	18%	18 - 25%
Risk-free interest rate	5.27%	5.20 - 5.47%
Expected life (years)	0.5	0.5

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the period ended September 30, 2024 and December 31, 2023.

Instruments Not Recorded at Fair Value on a Recurring Basis

We estimate the fair value of our Senior Term Loan and 2023 Incremental Term Loans carried at face value, less unamortized discount costs, quarterly for disclosure purposes. The estimated fair value of our Senior Term Loan, 2023 Incremental Term Loans, and Senior Revolver is determined by Level 2 inputs, observable market-based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2024, the fair value of our Senior Term Loan and 2023 Incremental Term Loans was $1,145.0 million. The carrying amounts of our cash, prepaid expenses, other current assets, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The Company subleases four of its locations. The first sublease expired in the second quarter of 2023, the second sublease expired in the second quarter of 2024, and the third and fourth sublease terms had 51 months and 16 months remaining as of September 30, 2024, respectively. The subleases do not have an option for renewal.

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

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of total lease costs were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating lease cost, gross	$1,211	$1,641	$3,801	$4,938
Variable lease cost, gross(1)	656	491	1,723	1,988
Sublease income	(228)	(256)	(721)	(830)
Total lease costs(2)	$1,639	$1,876	$4,803	$6,096

(1)
Variable rent expense was not included within the measurement of the Company’s operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
(2)
Short-term lease costs for the three and nine months ended September 30, 2024 and 2023 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2024 were $1.4 million and $4.2 million, respectively, and for the three and nine months ended September 30, 2023 were $1.9 million and $6.5 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was included in operating activities in the condensed consolidated statements of cash flows.

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2024	$2,080
2025	5,466
2026	4,121
2027	3,160
2028	2,295
2029 and thereafter	200
Total lease payments	17,322
Less:
Imputed interest	(2,145)
Lease liabilities	15,177
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(414)
Lease liabilities, net	$14,763

As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term was 3.3 and 3.1 years, respectively, and the weighted average discount rate used to determine operating lease liabilities was 8.21% and 8.22% as of September 30, 2024 and December 31, 2023, respectively.

14. Commitments and Contingencies

Non-cancelable purchase obligations

As of September 30, 2024, our outstanding non-cancelable purchase obligations with a term of 12 months or longer related to cloud infrastructure and business analytic services in the ordinary course of business totaled $0.5 million for fiscal year 2024, $60.0 million per year for fiscal years 2025 through 2027, and $65.0 million for fiscal year 2028. During the three months ended September 30, 2024, we recognized $13.7 million in subscription and support cost of revenue, $0.6 million in research and development, and $0.1 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations, and during the nine months ended September 30, 2024 we recognized $40.9 million in subscription and support cost of revenue, $1.5 million in research and development, and $0.3 million in professional services and other cost of revenue in our condensed consolidated statements of operations and comprehensive loss related to our non-cancelable purchase obligations.

Letters of Credit and Collateral Arrangements

As of September 30, 2024 and December 31, 2023, we had a total of $1.0 million and $3.2 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases.

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

The Company has received two complaints by purported stockholders of the Company filed in the Delaware Court of Chancery seeking to compel inspection of books and records related to the Merger. We are currently unable to predict the outcome of this matter, and as a result, potential losses, if any, cannot be estimated.

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

Overview

From the inception of a teacher’s lesson through a student’s mastery of a concept, Instructure personalizes, simplifies, organizes, and automates the entire learning lifecycle through the power of technology. Our platform delivers the elements that leaders, teachers, and learners need – a next-generation LMS, robust assessments for learning, actionable analytics, and engaging, dynamic course content. Schools standardize on Instructure’s solutions as the core of their learning platform because we bring together all of the tools that students, teachers, parents, and administrators need to create an accessible, engaging and modern learning environment. Our platform is cloud-native, built on open technologies, and scalable across thousands of institutions and tens of millions of users worldwide. Instructure is the LMS market share leader in both Higher Education and paid K-12, with over 8,000 global customers, representing Higher Education institutions and K-12 districts and schools in more than 100 countries. We are maniacally focused on our customers and enhancing the teaching and learning experience. As such, we continuously innovate to grow the functionality and capabilities of our platform, including through acquisitions. Our platform becomes the invaluable digital infrastructure behind our customers’ instructional workflows. We acquired Parchment in February 2024, the world's largest academic credentialing platform and network. By adding Parchment to the Instructure Learning Platform, we provide a verifiable and comprehensive digital passport of achievement records and outcomes for learners. On July 1, 2024, we acquired Scribbles, a leading provider of credentialing and records management to K-12 school districts across the United States. The purpose of the transaction is to bolster the scale and reach of the Instructure Learning Platform, facilitating evidence of learning and streamlining the educational process for educators and learners during key transitions. Integration efforts for Scribbles have commenced. Identification of Parchment’s and Scribbles’ global customer count within Instructure's ecosystem is ongoing as part of our go-to-market alignment and integration efforts.

Since our founding in 2008, we have expanded our platform from the core LMS to include a broad set of offerings targeting all aspects of teaching, learning, and credentialing. As our platform has grown, we have become more strategic to schools as they seek vendor consolidation, best of breed solutions, and integrated offerings to serve teachers and students.

This discussion and analysis reflects our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023:

•
Our revenue was $173.2 million and $134.9 million, respectively.
•
Our net loss was $24.7 million and $5.5 million, respectively.
•
Our adjusted EBITDA was $70.1 million and $58.2 million, respectively.
•
Our operating cash flow was $203.9 million and $182.6 million, respectively.
•
Our free cash flow was $201.5 million and $180.8 million, respectively.

For the nine months ended September 30, 2024 and 2023:

•
Our revenue was $499.1 million and $394.8 million, respectively.
•
Our net loss was $66.8 million and $28.3 million, respectively.
•
Our adjusted EBITDA was $208.4 million and $157.7 million, respectively.

•
Our operating cash flow was $102.5 million and $127.0 million, respectively.
•
Our free cash flow was $96.3 million and $122.4 million, respectively.

Adjusted EBITDA and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” for definitions and reconciliations to the most closely comparable GAAP measures.

Take-Private Merger Agreement

On July 25, 2024, Instructure entered into the Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are each affiliates of investment funds managed by KKR, a leading global investment firm. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Under, and subject to, the terms of the Merger Agreement, at the effective time of the Merger, Instructure stockholders will have the right to receive $23.60 per share in cash, without interest thereon and subject to applicable withholding taxes. The Company’s board of directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligations of the parties to complete the proposed Merger are subject to customary closing conditions, including, among others, the receipt of certain regulatory approvals. Effective as of 11:59 p.m. Eastern Time on September 9, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Merger.

On September 5, 2024, Instructure filed with the SEC, a Definitive Information Statement on Schedule 14, containing more information about the Merger Agreement and the Merger.

The proposed Merger is expected to close during the second half of 2024, although Instructure cannot assure completion by any particular date, if at all. Upon consummation of the Merger, the Company will be a privately held company and its common stock will no longer be traded on the New York Stock Exchange.

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

The U.S dollar has fluctuated relative to foreign currencies upon the U.S. Federal Reserve's lowering the federal funds interest rate. Our reported expenses have immaterially decreased as a result. The interest rate applicable to our Senior Term Loan decreased slightly from 8.68% as of December 31, 2023 to 8.07% as of September 30, 2024. These items have not had a material impact on our results of operations to date.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following trends and our ability to:

Increase Adoption of Cloud-Based Software by Higher Education and K-12 Institutions

Our ability to increase market adoption of our platform is driven by the overall adoption of cloud applications and infrastructure by academic institutions. We believe that Higher Education and K-12 institutions continue to be poised to accelerate the pace of cloud adoption to support near-term online educational needs as a result of continued adoption of remote education and continued digital transformation in education, to withstand future challenges. Academic institutions that relied upon on-premise solutions to support remote operations faced significant delays at the height of the pandemic. To be prepared for any similar future health crisis, institutions must make a fundamental shift to adopt cloud-based collaboration solutions. In order to continue providing a high-quality education and support in-person, remote, and hybrid learning. As the leader in the market for cloud-based learning technology, we believe the imperative for these institutions to adopt cloud infrastructure will increase demand for our platform and broaden our customer base.

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

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. The income tax benefit at September 30, 2024 consists of decreases in U.S. Federal and state deferred tax liabilities due to current year pretax book loss, net of valuation allowance released.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription and support	$160,193	$123,110	$462,419	$360,159
Professional services and other	12,971	11,811	36,644	34,675
Total revenue	173,164	134,921	499,063	394,834
Cost of revenue:
Subscription and support(1) (2) (3)	49,827	40,345	145,566	117,532
Professional services and other(1) (3)	8,955	7,082	26,009	21,016
Total cost of revenue	58,782	47,427	171,575	138,548
Gross profit	114,382	87,494	327,488	256,286
Operating expenses:
Sales and marketing(1) (2) (3)	67,673	46,734	187,899	149,743
Research and development(1) (2) (3)	31,874	20,688	90,650	65,872
General and administrative(1) (3)	26,719	15,522	68,094	44,113
Total operating expenses	126,266	82,944	346,643	259,728
Loss from operations	(11,884)	4,550	(19,155)	(3,442)
Other income (expense):
Interest income	1,284	1,360	4,301	3,021
Interest expense	(26,627)	(10,868)	(75,636)	(30,642)
Other income (expense)(3)	2,681	(2,443)	328	(1,965)
Loss on extinguishment of debt(3)	—	—	(189)	—
Total other income (expense), net	(22,662)	(11,951)	(71,196)	(29,586)
Loss before income taxes	(34,546)	(7,401)	(90,351)	(33,028)
Income tax benefit	9,850	1,920	23,581	4,717
Net loss	$(24,696)	$(5,481)	$(66,770)	$(28,311)

(1)
Includes stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$750	$459	$2,107	$1,312
Professional services and other	864	603	2,451	1,639
Sales and marketing	4,170	3,145	11,612	9,142
Research and development	4,469	3,792	13,047	10,446
General and administrative	4,098	3,756	13,131	11,082
Total stock-based compensation	$14,351	$11,755	$42,348	$33,621

(2)
Includes amortization of acquisition-related intangibles as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$18,780	$16,265	$55,243	$48,603
Sales and marketing	27,120	19,475	76,873	58,620
Research and development	5	4	13	13
Total amortization of acquisition-related intangibles	$45,905	$35,744	$132,129	$107,236

(3)
Includes transaction, globalization, restructuring, technology modernization, other non-recurring costs, foreign currency gains and losses, and loss on extinguishment of debt as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue:
Subscription and support	$2,199	$767	$6,233	$2,050
Professional services and other	423	(4)	1,732	235
Sales and marketing	1,728	391	6,566	3,760
Research and development	4,189	1,745	10,816	6,727
General and administrative	11,735	2,099	23,467	4,202
Other income (expense)	2,690	(2,420)	343	(1,779)
Loss on extinguishment of debt	—	—	189	—
Total costs for transaction, globalization, restructuring, technology modernization, other non-recurring costs, and foreign currency gains and losses	$17,584	$7,418	$48,660	$18,753

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue:
Subscription and support	93%	91%	93%	91%
Professional services and other	7	9	7	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	29	30	29	30
Professional services and other	5	5	5	5
Total cost of revenue	34	35	34	35
Gross profit	66	65	66	65
Operating expenses:
Sales and marketing	39	35	38	38
Research and development	18	15	18	17
General and administrative	15	11	14	11
Total operating expenses	72	61	70	66
Loss from operations	(6)	4	(4)	(1)
Other income (expense):
Interest income	1	1	1	1
Interest expense	(15)	(8)	(15)	(8)
Other income (expense)	2	(2)	—	—
Loss on extinguishment of debt	—	—	—	—
Total other income (expense), net	(12)	(9)	(14)	(7)
Loss before income taxes	(18)	(5)	(18)	(8)
Income tax benefit	6	1	5	1
Net loss	(12)%	(4)%	(13)%	(7)%

Comparison of the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023.

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Subscription and support	$160,193	$123,110	$37,083	30%	$462,419	$360,159	$102,260	28%
Professional services and other	12,971	11,811	1,160	10	36,644	34,675	1,969	6
Total revenue	$173,164	$134,921	$38,243	28%	$499,063	$394,834	$104,229	26%

Three month change

Subscription and support revenue increased $37.1 million for the three months ended September 30, 2024. The increase is due to expanded use of our solutions, including among new and existing customers. For the three months ended September 30, 2024, revenue from new customers increased by $3.7 million, revenue from existing customers remained flat, and revenue from Parchment accounted for $30.5 million of the increase. Included in those figures, international markets contributed 18% of the total revenue for the three months ended September 30, 2024, an increase of $4.1 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $1.2 million for the three months ended September 30, 2024. The increase is due to contributions from the acquisition of Parchment.

Nine month change

Subscription and support revenue increased $102.3 million for the nine months ended September 30, 2024. The increase is due to expanded use of our solutions, including among new and existing customers. For the nine months ended September 30, 2024, revenue from new customers increased by $7.8 million, revenue from existing customers increased by $12.0 million, and revenue from Parchment accounted for $79.7 million of the increase. Included in those figures, international markets contributed 18% of the total revenue for the nine months ended September 30, 2024, an increase of $10.7 million. Use of our solutions expanded as a result of the need for continued digital transformation in education and targeted sales and marketing efforts in new and existing markets.

Professional services and other revenue increased $2.0 million for the nine months ended September 30, 2024. The increase is due to contributions from the acquisition of Parchment.

Cost of Revenue and Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$49,827	$40,345	$9,482	24%	$145,566	$117,532	$28,034	24%
Professional services and other	8,955	7,082	1,873	26	26,009	21,016	4,993	24
Total cost of revenue	$58,782	$47,427	$11,355	24%	$171,575	$138,548	$33,027	24%
Gross margin percentage
Subscription and support revenue	69%	67%			69%	67%
Professional services and other	31	40			29	39
Total gross margin	66	65			66	65

Three month change

Subscription and support cost of revenue increased $9.5 million for the three months ended September 30, 2024 due to an increase in amortization of acquisition-related intangibles of $2.5 million, an increase in web hosting costs of $0.6 million, an increase in salaries, wages, and payroll-related benefits of $1.6 million, an increase in stock-based compensation of $0.3 million, an increase in bonus expense of $0.2 million, an increase in systems and hardware costs of $0.3 million, an increase in amortization of capitalized software costs of $0.3 million, and other insignificant increases totaling $0.3 million. Additionally, subscription and support cost of revenue increased $3.4 million due to the addition of Parchment's printing operations and merchant fees.

Professional services and other cost of revenue increased $1.9 for the three months ended September 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $1.4 million, an increase in stock-based compensation of $0.3 million, and an increase in third-party contractor and consulting costs of $0.3 million. These increases were offset by a decrease of $0.1 million in systems and hardware costs.

Nine month change

Subscription and support cost of revenue increased $28.0 million for the nine months ended September 30, 2024 due to an increase in web hosting costs of $3.6 million, an increase in amortization of acquisition-related intangibles of $6.7 million, an increase in salaries, wages, and payroll-related benefits of $5.1 million, an increase in stock-based compensation of $0.8 million, an increase in bonuses of $0.4 million, an increase of $0.3 million due to exit of leased properties, an increase in amortization of capitalized software costs of $0.8 million, an increase in systems and hardware costs of $0.8 million, an increase of $0.4 million in software expense, an increase of $0.4 million in deferred costs of revenue, and an increase in third-party contractor and consulting costs of $0.1 million. Additionally, subscription and support cost of revenue increased $8.6 million due to the addition of Parchment's printing operations and merchant fees.

Professional services and other cost of revenue increased $5.0 million for the nine months ended September 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $2.1 million, an increase in stock-based compensation of $0.5 million, an increase in bonuses of $0.2 million, an increase of $0.4 million in third-party contractor and consulting costs, and an increase of $0.3 million due to exit of leased properties. These increases were offset by a decrease of $0.2 million in systems and hardware costs.

Operating Expenses

Sales and Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$67,673	$46,734	$20,939	45%	$187,899	$149,743	$38,156	25%

Three month change

Sales and marketing expenses increased $20.9 million for the three months ended September 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $3.8 million, an increase in amortization of acquisition-related intangibles of $7.6 million, an increase in stock-based compensation of $1.0 million, an increase in bonuses of $0.8 million, an increase in commission expense of $1.6 million, an increase in systems and hardware expense of $0.4 million, an increase in employee-related expense of $0.2 million, an increase in marketing expenses, including tradeshows and conferences, of $3.5 million, an increase in third-party contractor and consulting costs of $1.3 million, an increase in travel expenses of $0.5 million, and other insignificant increases of $0.2 million.

Nine month change

Sales and marketing expenses increased $38.2 million for the nine months ended September 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $8.3 million, an increase in amortization of acquisition-related intangibles of $18.3 million, an increase in stock-based compensation of $2.5 million, an increase in bonuses of $1.3 million, an increase in commission expense of $1.4 million, an increase in systems and hardware expenses of $1.1 million, an increase in employee-related expense of $1.2 million, an increase in third-party contractor and consulting costs of $1.0 million, an increase in marketing expenses, including tradeshows and conferences, of $2.2 million, an increase in travel expenses of $0.4 million, and an increase in exit of leased properties of $0.5 million.

Research and Development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$31,874	$20,688	$11,186	54%	$90,650	$65,872	$24,778	38%

Three month change

Research and development expenses increased $11.2 million for the three months ended September 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $5.9 million, an increase in stock-based compensation of $0.7 million, an increase in bonuses of $1.1 million, an increase in third-party contractor and consulting costs of $1.8 million, an increase in systems and hardware of $0.9 million, an increase in software expenses of $0.2 million, an increase in travel expenses of $0.3 million, and other insignificant increases of $0.3 million.

Nine month change

Research and development expenses increased $24.8 million for the nine months ended September 30, 2024 due to an increase in salaries, wages, and payroll-related benefits of $14.0 million, an increase in stock-based compensation of $2.6 million, an increase in bonus expenses of $1.8 million, an increase in systems and hardware expenses of $1.9 million, and increase in employee related expenses of $0.7 million, an increase in third-party contractor and consulting costs of $2.5 million, an increase of $0.5 million due to exit of leased properties, an increase in travel expenses of $0.5 million, and other insignificant increases of $0.3 million.

General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$26,719	$15,522	$11,197	72%	$68,094	$44,113	$23,981	54%

Three month change

General and administrative expenses increased by $11.2 million for the three months ended September 30, 2024 due to increases in third-party contractor and consulting costs of $8.3 million, an increase in salaries, wages, and payroll-related benefits of $1.1 million, an increase in stock-based compensation of $0.3 million, an increase in bonuses of $1.3 million, an increase in systems and hardware expenses of $0.1 million, and other insignificant increases of $0.1 million.

Nine month change

General and administrative expenses increased by $24.0 million for the nine months ended September 30, 2024 due to increases in third-party contractor and consulting costs of $16.5 million, an increase in salaries, wages, and payroll-related benefits of $3.3 million, an increase in stock-based compensation of $2.1 million, an increase in bonus expenses of $1.9 million, an increase in sales tax expenses of $0.5 million, an increase in systems and hardware expenses of $0.3 million, and an increase in travel expenses of $0.1 million. These increases were offset by a decrease in business insurance expenses of $0.7 million.

Other Income (Expense), Net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Other income (expense), net	$(22,662)	$(11,951)	$(10,711)	90%	$(71,196)	$(29,586)	$(41,610)	141%

Three month change

Other income (expense), net includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $10.7 million for the three months ended September 30, 2024 as a result of increased interest expense of $15.7 million due to additional borrowings on our Senior Term Loan (as defined below). This increase was offset by an decrease in expense of $5.1 million related to realized and unrealized foreign currency losses, and a decrease in interest income of $0.1 million.

Nine month change

Other income (expense), net includes interest income and expense, the impact of foreign currency transaction gains and losses, losses on extinguishment of debt, and gains and losses related to the disposal of fixed assets. Other income (expense), net increased $41.6 million for the nine months ended September 30, 2024 as a result of increased interest expense of $45.0 million due to additional borrowings on our Senior Term Loan (as defined below) and an increase of $0.2 million due to loss on extinguishment of debt. These increases were offset by a decrease in expense of $2.1 million related to realized and unrealized foreign currency losses, an increase in interest income of $1.3 million and a gain of $0.2 million related to disposal of fixed assets.

Income Tax Benefit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Income tax benefit	$9,850	$1,920	$7,930	413%	$23,581	$4,717	$18,864	400%

Three month change

Income tax benefit increased $7.9 million for the three months ended September 30, 2024. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase is due to forecasted net loss related to the Parchment acquisition.

Nine month change

Income tax benefit increased $18.9 million for the nine months ended September 30, 2024. Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase is due to forecasted net loss related to the Parchment acquisition.

Liquidity and Capital Resources

As of December 31, 2023 our principal sources of liquidity were cash, cash equivalents, and restricted cash, and, as of September 30, 2024 our principal sources of liquidity were cash, cash equivalents, restricted cash, and funds held on behalf of customers. For September 30, 2024 and December 31, 2023, these amounts totaled $203.2 million and $344.2 million, respectively, which were held for working capital purposes, as well as the available balance of our Senior Revolver (as defined below). As of September 30, 2024 and December 31, 2023, our cash equivalents were comprised of money market funds. We expect our operating cash flows to improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations through cash received from operations and debt financing. We believe our existing cash and cash equivalents, our Amended Senior Secured Credit Facilities (as defined below) and cash provided by sales of our solutions and services will be sufficient to meet our working capital, capital expenditure and cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, and the timing and closing of the Merger, including the magnitude of the costs related to the Merger. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

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

A portion of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2024, we had deferred revenue of $384.0 million, of which $374.4 million was recorded as a current liability and is expected to be recorded to revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2023, we had deferred revenue of $302.7 million, of which $291.8 million was recorded as a current liability.

The following table shows our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$102,453	$127,048
Net cash used in investing activities	(907,711)	(4,666)
Net cash provided by (used in) financing activities	663,012	(2,765)

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

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. The Senior Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Senior Revolver. As of September 30, 2024 there were no borrowings outstanding under the Senior Revolver.

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

As of September 30, 2024, we had outstanding borrowings of $1,167.3 million on the Senior Term Loan and the 2023 Incremental Term Loans, no outstanding borrowings under our Senior Revolver and $1.0 million outstanding under letters of credit.

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash provided by operating activities during the nine months ended September 30, 2024 was $102.5 million, which was attributable to a net loss of $77.3 million adjusted for certain non-cash items, including $42.4 million of stock-based compensation expense, $136.4 million of depreciation and amortization, $3.9 million of amortization of debt discount and issuance costs, and $1.1 million of right-of-use assets. These amounts were offset by a decrease of $14.6 million to deferred income taxes, and a decrease in other non-cash items of $0.2 million. Working capital sources of cash included a net increase of $40.5 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year, with a significant portion of our cash collections taking place in the third quarter. Prepaid expenses and other current assets increased by $26.0 million, while accounts payable and accrued liabilities increased by $3.0 million, lease liabilities decreased by $2.0 million, other liabilities decreased by $2.3 million, and deferred commissions increased by $1.2 million.

Net cash provided by operating activities during the nine months ended September 30, 2023 was $127.0 million, which was attributable to a net loss of $28.3 million adjusted for certain non-cash items, including $33.0 million of stock-based compensation expense, $110.7 million of depreciation and amortization, $0.9 million of amortization of debt discount and issuance costs and $2.9 million in other non-cash items. These amounts were offset by a decrease of $7.8 million to deferred income taxes. Working capital sources of cash included a net increase of $35.1 million in deferred revenue and accounts receivable resulting from the seasonality of our business where a significant number of our customer agreements occur in the second and third quarter each year. Prepaid expenses and other current assets decreased by $15.3 million, while accounts payable and accrued liabilities decreased by $7.6 million, lease liabilities decreased by $5.4 million, other liabilities increased by $2.5 million, deferred commissions decreased by $2.9 million, and right-of-use assets decreased by $3.3 million.

Investing Activities

Our investing activities have consisted primarily of business acquisitions, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers.

Net cash used in investing activities during the nine months ended September 30, 2024 was $907.7 million, consisting of purchases of property and equipment of $6.2 million and business acquisitions, net of cash received, of $822.6 million related to the acquisition of Parchment and $78.9 million related to the acquisition of Scribbles.

Net cash used in investing activities during the nine months ended September 30, 2023 was $4.7 million, consisting of purchases of property and equipment of $4.7 million.

Financing Activities

Our financing activities have consisted of proceeds from issuance of common stock from employee equity plans, shares withheld for tax withholdings on vesting of RSUs, borrowings and repayments of long-term debt, and changes in customer fund deposits.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $663.0 million, which consisted of borrowings under the 2023 Incremental Term Loans, net of discount, of $663.9 million, borrowings under the Senior Revolver of $70.0 million, repayment of borrowing under the Senior Revolver of $70.0 million, $6.0 million in proceeds from the issuance of common stock from the employee stock purchase plan, and $6.4 million increase in customer fund deposits, offset by $4.3 million of shares repurchased for tax withholdings on vesting of RSUs, and $9.0 million in repayments on long-term debt.

Net cash used in financing activities during the nine months ended September 30, 2023 was $2.8 million, which consisted of $6.0 million in proceeds from the issuance of common stock from employee equity plans, offset by $4.9 million of shares repurchased for tax withholdings on vesting of RSUs, $0.1 million of financing costs, and $3.8 million in payments on long-term debt.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating income for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Income (loss) from operations	(11,884)	4,550	(19,155)	(3,442)
Stock-based compensation	14,351	11,755	42,348	33,621
Transaction costs(1)	13,092	3,502	24,971	9,655
Globalization costs(2)	3,846	381	8,217	473
Restructuring costs(3)	1,328	541	8,982	5,282
Technology modernization costs(4)	1,944	543	6,456	1,453
Other non-recurring costs (5)	64	31	188	111
Amortization of acquisition-related intangibles	45,905	35,744	132,129	107,236
Non-GAAP operating income	$68,646	$57,047	$204,136	$154,389

(1)
Represents expenses incurred with third parties as part of the Company’s merger and acquisition activity, including due diligence, closing and post-closing integration activities. For the three and nine months ended September 30, 2024, also includes expenses incurred in connection with the Merger.
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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$203,895	$182,628	$102,453	$127,048
Purchases of property and equipment and intangible assets	(2,433)	(1,808)	(6,179)	(4,708)
Proceeds from disposals of property and equipment	8	7	30	42
Free cash flow	$201,470	$180,827	$96,304	$122,382

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(24,696)	$(5,481)	$(66,770)	$(28,311)
Interest on outstanding debt and loss on debt extinguishment	26,627	10,868	75,825	30,640
Benefit for taxes	(9,850)	(1,920)	(23,581)	(4,717)
Depreciation	1,481	1,186	4,223	3,481
Amortization	—	—	—	2
Stock-based compensation	14,351	11,755	42,348	33,621
Transaction costs(1)	13,092	3,502	24,971	9,655
Globalization costs(2)	3,846	381	8,217	473
Restructuring costs(3)	1,328	541	8,982	5,389
Technology modernization costs(4)	1,944	543	6,456	1,453
Other non-recurring costs(5)	64	31	188	111
Effects of foreign currency transaction (gains) and losses	(2,690)	2,420	(343)	1,672
Amortization of acquisition-related intangibles	45,905	35,744	132,129	107,236
Interest income	(1,271)	(1,346)	(4,232)	(2,963)
Adjusted EBITDA	$70,131	$58,224	$208,413	$157,742

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
•
the effects or outcomes of litigation relating to the Merger instituted against the parties to the Merger Agreement or their respective directors, managers or officers;
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

•
the impact to our revenues and operating results if we are unable to acquire new customers, successfully retain existing customers, expand sales to existing customers or develop new products;
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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Australia, and New Zealand. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three and nine months ended September 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents, restricted cash, and funds held on behalf of customers of $203.2 million and $344.2 million as of September 30, 2024 and December 31, 2023, respectively, consisting of cash and money market accounts in highly rated financial institutions. With the exception of cash, these interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At September 30, 2024 and December 31, 2023, we also had in place a $125.0 million Senior Revolver and approximately $1,167.3 million and $491.3 million outstanding on our Senior Term Loan and 2023 Incremental Term Loans, respectively. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under our Senior Revolver. The Senior Revolver bears interest at 2.5% plus a variable applicable rate, whereas the Senior Term Loan and 2023 Incremental Term Loans bear interest at 2.75% plus a variable applicable rate. At September 30, 2024 and December 31, 2023, the applicable rate for the Senior Term Loan and 2023 Incremental Term Loans was 8.07% and 8.68%, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time may be, party to litigation and subject to claims. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. For a description of our material legal proceedings, see Note 14, Commitments and Contingencies in the financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A discussion of the material factors that make an investment in us risky is included in the section entitled “Risk Factors” included in our 2023 10-K and set forth below.

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.

On July 25, 2024, Instructure entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.

The closing of the Merger is subject to certain conditions, including (i) certain approvals and clearances by government authorities and (iii) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transactions and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). Even though effective as of 11:59 p.m. Eastern Time on September 9, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Merger, there are other regulatory agencies from which certain regulatory approvals and clearances will be sought. These agencies have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

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

Lawsuits filed against us and the members of our Board of Directors arising out of the Merger may delay or prevent the consummation of the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints filed against us, our Board of Directors, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the consummation of the Merger. The Company has received two complaints by purported stockholders of the Company filed in the Delaware Court of Chancery seeking to compel inspection of books and records related to the Merger. We are currently unable to predict the outcome of this matter. It is possible that additional complaints may be filed challenging the actions of our Board of Directors or challenging the Merger. The outcome of any such complaints or any litigation is uncertain, and we may not be successful in defending against these claims or any such future claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, by and among Instructure Holdings, Inc., Icon Parent Inc. and Icon Acquisition Sub Inc., dated July 25, 2024(1)
3.1	Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed July 23, 2021(2)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Instructure Holdings, Inc., filed May 30, 2023 (3)
3.3	Amended and Restated Bylaws of Instructure Holdings, Inc., effective July 21, 2021(4)
10.1	Executive Agreement, dated as of June 25, 2021, by and between Mitch Benson and Instructure, Inc.(5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

** Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1) Incorporated by reference to Exhibit 2.1 on Form 8-K filed on July 25, 2024

(2) Incorporated by reference to Exhibit 3.1 on Form 8-K filed on July 21, 2021

(3) Incorporated by reference to Exhibit 3.3 on Form 10-Q filed on August 2, 2023

(4) Incorporated by reference to Exhibit 3.2 on Form 8-K filed on July 21, 2021

(5) Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 2, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure Holdings, Inc.

Date: November 8, 2024	By:	/s/Peter Walker
Peter Walker
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)